Form 10-Q
period 1995-03-31
CENTENNIAL BANCORP
filed 1995-05-12
CIK 702430

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995
                               --------------

                                 OR

/ /      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number   0-10489
                       -----------


                     CENTENNIAL BANCORP
     (Exact name of registrant as specified in its charter)


       OREGON                             93-0792841
(State of Incorporation)               (I.R.S. Employer
                                     Identification Number)


                       675 Oak Street
                     Eugene, Oregon  97401
           (Address of principal executive offices)
                         (Zip Code)

                       (503) 342-3970
     (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  /X/    No / /

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date.


3,994,114 shares as of April 28, 1995.

                        CENTENNIAL BANCORP

                           FORM 10-Q

                         MARCH 31, 1995

                              INDEX
                              -----


                                                        Page
PART I - FINANCIAL INFORMATION                        Reference
- ------------------------------                        ---------

Condensed Consolidated Balance Sheets as of               4
     March 31, 1995 and December 31, 1994.

Condensed Consolidated Statements of Income for           5
     the three months ended March 31, 1995 and 1994.

Condensed Consolidated Statements of Cash Flows           6
     for the three months ended March 31,
     1995 and 1994.

Notes to Condensed Consolidated Financial Statements      7 - 10

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        11
          Material Changes in Financial Condition         11
          Material Changes in Results of Operations       12 - 13
          Loan Loss Provision                             13
          Liquidity and Capital Resources                 14

PART II - OTHER INFORMATION
- ---------------------------

Item 6 - Exhibits and Reports on Form 8-K.                15

Signatures                                                16

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                     March 31,               December 31,
                                                                       1995                      1994
                                                                   -------------            -------------


ASSETS
- ------
Cash and cash equivalents:
     Cash and due from banks                                        $ 17,388,010            $ 19,783,038
     Interest bearing balances due from banks                          6,000,000               5,575,000
     Federal funds sold                                                2,965,000                      --
                                                                    ------------            ------------
Total cash and cash equivalents                                       26,353,010              25,358,038
Available-for-sale securities                                         59,716,814              58,794,836
Loans                                                                164,802,254             160,136,068
Reserve for loan losses                                               (1,778,576)             (1,700,130)
                                                                    ------------            ------------
     Loans, net                                                      163,023,678             158,435,938
Loans held for sale                                                      861,040               1,874,728
Accrued interest receivable                                            1,886,967               1,827,406
Premises and equipment, net                                            7,828,893               6,763,983
Intangible assets                                                        841,116                 876,655
Other assets                                                           1,803,230               1,984,048
Deferred tax asset                                                     1,130,904               1,721,129
                                                                    ------------            ------------
                                                                    $263,445,652            $257,636,761
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 55,616,974            $ 63,699,442
          Interest-bearing demand                                     83,901,054              79,942,836
          Savings                                                     15,310,565              15,888,076
          Time                                                        63,956,068              56,789,446
                                                                    ------------            ------------
               Total deposits                                        218,784,661             216,319,800
     Short-term borrowings                                            12,364,172              11,839,608
     Accrued interest and other liabilities                            1,965,640               1,072,022
     Long-term debt                                                    9,200,000               9,200,000
                                                                    ------------            ------------
               Total liabilities                                     242,314,473             238,431,430
Shareholders' equity:
     Preferred stock, $5.00 par value; none issued
          Non-voting, 5,000,000 shares authorized                             --                      --
          Voting, 5,000,000 shares authorized                                 --                      --
     Common stock, $2.00 par value; 10,000,000 shares
          authorized, 3,994,114 issued and outstanding
          (3,974,225 at December 31, 1994)                             7,988,228               7,948,450
     Surplus                                                           7,052,102               7,067,963
     Retained earnings                                                 7,045,354               6,106,378
     Net unrealized loss on securities available-
          for-sale, net of deferred income taxes                        (954,505)             (1,917,460)
                                                                    ------------            ------------
               Total shareholders' equity                             21,131,179              19,205,331
                                                                    ------------            ------------
                                                                    $263,445,652            $257,636,761
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                                                    The Three Months Ended
                                                                                            March 31,
                                                                                  --------------------------
                                                                                      1995           1994
                                                                                  -----------     ----------
INTEREST INCOME
     Interest and fees on loans                                                   $4,746,165      $3,156,296
     Interest on investment securities                                               848,506         774,033
     Other interest income                                                            26,104          36,547
                                                                                  ----------      ----------
        Total interest income                                                      5,620,775       3,966,876
INTEREST EXPENSE
     Interest on deposits                                                          1,527,649         980,591
     Interest on short-term borrowings                                               210,157          10,618
     Interest on long-term debt                                                      161,725          50,599
                                                                                  ----------      ----------
          Total interest expense                                                   1,899,531       1,041,808
                                                                                  ----------      ----------
NET INTEREST INCOME                                                                3,721,244       2,925,068
     Loan loss provision                                                              75,000          82,500
                                                                                  ----------      ----------
          Net interest income after loan loss provision                            3,646,244       2,842,568
NONINTEREST INCOME
     Service charges on deposit accounts                                             226,634         203,341
     Other                                                                           153,522         213,327
     Loan servicing fees                                                             113,492         131,145
     Gains on sales of loans                                                          39,498         238,027
     Gains on sales of investment securities                                              --          14,659
                                                                                  ----------       ---------
          Total noninterest income                                                   533,146         800,499
NONINTEREST EXPENSE
     Salaries and employee benefits                                                1,615,083       1,442,757
     Premises and equipment                                                          384,268         315,463
     Legal and professional                                                          110,429         170,236
     Insurance                                                                       145,060         129,109
     Advertising                                                                      88,298          83,511
     Printing and stationery                                                          66,296          59,585
     Communications                                                                   77,008          77,878
     Other                                                                           312,213         325,954
                                                                                  ----------      ----------
          Total noninterest expense                                                2,798,655       2,604,493
                                                                                  ----------      ----------

Income before income taxes                                                         1,380,735       1,038,574
Provision for income taxes                                                           441,800         330,612
                                                                                  ----------      ----------

NET INCOME                                                                        $  938,935      $  707,962
                                                                                  ==========      ==========

Earnings per common share:
     Primary                                                                      $      .23      $      .17
     Fully diluted                                                                $      .22      $      .17

Weighted average shares outstanding:
     Primary                                                                       4,125,879       4,065,399
     Fully diluted                                                                 4,898,663       4,065,399


See accompanying notes.

                                             CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                   The Three Months Ended
                                                                                         March 31,
                                                                                  --------------------------
                                                                                       1995          1994
                                                                                  ------------  ------------

Net cash provided by operating activities                                         $ 4,776,591   $   900,096

Cash flows from investing activities:
     Net increase in loans                                                         (4,662,740)   (1,582,022)
     Investment security purchases                                                 (1,615,128)   (6,572,499)
     Proceeds from investment securities:
          Maturities                                                                  693,150     4,479,361
          Sales                                                                            --     1,516,748
     Purchases of premises and equipment                                           (1,210,284)      (43,409)
                                                                                  -----------    -----------
          Net cash used by investing activities                                    (6,795,002)   (2,201,821)

Cash flows from financing activities:
     Net increase in deposits                                                       2,464,861     8,747,644
     Net increase (decrease) in short-term borrowings                                 524,564      (200,000)
     Principal payments on long-term debt                                                  --    (4,072,698)
     Proceeds from issuance of common stock                                            23,958            --
                                                                                  -----------   -----------
          Net cash provided by financing activities                                 3,013,383     4,474,946
                                                                                  -----------   -----------

Net increase in cash and cash equivalents                                             994,972     3,173,221

Cash and cash equivalents at beginning of period                                   25,358,038    24,820,005
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                        $26,353,010   $27,993,226
                                                                                  ===========   ===========


See accompanying notes.

                        CENTENNIAL BANCORP
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   Basis of Presentation
     ---------------------

     The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly owned subsidiaries, Centennial Bank ("Bank"), Centennial Mortgage Co. ("Mortgage Co.") and Harding Fletcher Co. ("Harding Fletcher"). The Bank is an Oregon state-chartered bank which provides commercial banking services. Mortgage Co. originates residential mortgage loans for resale in the secondary market, and Harding Fletcher is a commercial mortgage banker.

     The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting only of normal accruals, which Bancorp considers necessary for a fair presentation of the results of operations for such interim periods.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 1994 Annual Report to Shareholders.

     Certain amounts for 1994 have been reclassified to conform with the 1995 presentation.


2.   Business Combination
     --------------------

     On November 15, 1994, the shareholders of CG Bancorp approved the merger of CG Bancorp with and into Bancorp.
     The merger occurred December 2, 1994. Under the terms of the agreement, CG Bancorp shareholders received 1.2694 shares of Bancorp common stock for each CG Bancorp share. Accordingly, Bancorp issued 253,223 shares of its common stock for all of the outstanding shares of CG Bancorp common stock.

     The merger has been accounted for as a pooling of interests.

     Accordingly, Bancorp's financial statements have been restated to include the financial position, results of operations and cash flows of CG Bancorp for all periods presented.

     Interest income and net income (in thousands) of the separate companies for the periods preceding the acquisition were:

                              Centennial       CG
                                Bancorp      Bancorp     Combined
                              ----------     -------     --------
     Three months ended
       March 31, 1994
        (unaudited):
          Interest income       $ 3,512       $  455      $ 3,967
          Net income                646           62          708

     Year ended
       December 31, 1993:
          Interest income        13,083        1,766       14,849
          Net income              2,506          257        2,763

     Year ended
       December 31, 1992:
          Interest income        11,562        1,757       13,319
          Net income              1,802          203        2,005



3.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                       March 31,    December 31,
                                         1995           1994
                                     ------------   ------------
          Real estate-mortgage       $ 50,850,032   $ 54,916,880
          Real estate-construction     32,433,652     29,337,387
          Commercial                   71,529,946     66,514,955
          Installment                   6,491,566      6,950,813
          Lease financing               3,828,921      2,686,227
          Other                           218,259        329,899
                                     ------------   ------------
                                      165,352,376    160,736,161
          Less deferred loan fees        (550,122)      (600,093)
                                     ------------   ------------
                                     $164,802,254   $160,136,068
                                     ============   ============


     Loans held for sale of $861,040 and $1,874,728 at March 31, 1995 and December 31, 1994, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses were as follows for the three months ended March 31:

                                         1995          1994
                                     -----------    -----------
     Balance at beginning of period  $1,700,130     $1,514,314
     Provision charged to operations     75,000         82,500
     Recoveries                           8,573          3,864
     Loans charged off                   (5,127)       (11,877)
                                     ----------     ----------
     Balance at end of period        $1,778,576     $1,588,801
                                     ==========     ==========

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 1995 and December 31, 1994 were approximately $743,000 and $693,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $200,000 at March 31, 1995, and approximately $190,000 at December 31, 1994.
     There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at March 31, 1995 and December 31, 1994.

4.   Earnings per Common Share
     -------------------------

     Primary earnings per common share is calculated by dividing net income by the weighted average shares outstanding. Weighted average shares outstanding consist of common shares outstanding and common stock equivalents attributable to outstanding stock options.

     Fully diluted earnings per share is calculated by dividing net income plus after tax interest incurred on the 7%
     Convertible Debentures ($9,200,000 issued in April 1994), by common shares outstanding, common stock equivalents attributable to outstanding stock options, and shares assumed to be issued on conversion of the Convertible
     Debentures.

     The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to the 1994 acquisition of CG Bancorp and stock splits and stock dividends declared prior to March 31, 1995.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
- --------

     Centennial Bancorp reported net income of $938,935, or $.23 per share (primary), for the three months ended March 31, 1995. This represented a 33% increase in net income, as compared to $707,962, or $.17 per share, for the three months ended March 31, 1994. The increased earnings reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

     The net income added to shareholders' equity during the first quarter of 1995 was augmented by an increase in the valuation of Bancorp's investment portfolio of securities available-for-sale. This increase in the value of the securities available-for-sale resulted from a slight decrease in interest rates which caused bond prices to increase. Management believes that the net unrealized loss on securities available-for-sale, net of deferred income taxes, will be reduced during the remainder of 1995 as interest rates and the bond market stabilize.

MATERIAL CHANGES IN FINANCIAL CONDITION
- ---------------------------------------

     Material changes in financial condition for the three months ended March 31, 1995 include an increase in loans which was offset in part by a decrease in loans held for sale, and an increase in premises and equipment. Funds were provided for these changes primarily by an increase in total deposits.

     Bancorp experienced an increase in loans of $4.7 million at March 31, 1995 as compared to December 31, 1994. This increase was primarily due to real estate construction and commercial loan activity at the Pacific Corporate Center Branch of the Bank, which opened in July 1994. This increase in loans was offset in part by a decrease in loans held for sale, which decreased $1.0 million at March 31, 1995 as compared to December 31, 1994.

     Premises and equipment increased $1.1 million at March 31, 1995 as compared to December 31, 1994. This increase was primarily attributed to construction of the permanent facility to house the Pacific Corporate Center Branch of the Bank, but was also due in part to remodelling of a floor of the Eugene Main Branch to house two departments of the Bank. Management anticipates that an additional $1.0 million will be expended to complete this construction and to purchase related furniture and equipment.

     Bancorp experienced an increase in deposits during the first quarter of 1995 of $2.5 million. This increase resulted from increases in time deposits ($7.2 million), and interest-bearing demand deposits ($4.0 million), which was offset in part by a decrease in demand deposits ($8.1 million). Management believes that the increase in time deposits was due to the higher interest rates generally paid on time deposits. Management also believes that the increase in interest-bearing demand deposits is temporary and represents customer accumulation of funds in anticipation of tax payment deadlines.

     Bancorp typically experiences a decrease in deposits during the first quarter of each year. This decrease in deposits will occasionally extend into the second quarter of a year, but will then reverse itself so that increases in deposits are recognized in the third and fourth quarters. Management attempts to moderate the liquidity impacts of this historic decrease in deposits during the first quarter of each year by increasing time deposits that mature during other quarters of the year, and by increasing short-term borrowings.

     All other changes experienced in asset and liability categories during the first quarter of 1995 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
- -----------------------------------------

     Total interest income increased approximately $1.7 million for the three months ended March 31, 1995 as compared to the same period in 1994. This increase was due in part to the increase in loans held during the first quarter of 1995 as compared to the first quarter of 1994, but was also due to the increase in interest earned on loans and investment securities.

     Total interest expense increased $857,200 for the three months ended March 31, 1995 as compared to the 1994 period. This increase was due to the increase in deposits held during the first quarter of 1995 as compared to the first quarter of 1994, increased short-term borrowings during the 1995 quarter, the issuance of $9.2 million in Convertible Debentures during April 1994, and the higher interest rate market experienced during the first quarter of 1995.

     The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by approximately $796,200 (or 27%) over the first quarter of 1994. Net income per common share (primary) increased to $.23 for first quarter 1995 from $.17 for first quarter 1994.

     Noninterest income decreased approximately $267,400 for the three months ended March 31, 1995 as compared to the 1994 period. This decrease was primarily attributable to the decrease in gains on sales of loans by Mortgage Co., but was also attributable in part to lease income received (approximately $51,000 for the first quarter of 1994) from the former Bancorp and Bank head office facility which was reclassified as an other asset, available-for-sale, after Bancorp and the Bank vacated the building to occupy a new head office facility. This building was sold in September 1994.

     Noninterest expense increased approximately $194,200 for the three months ended March 31, 1995 as compared to the 1994 period. This increase is primarily attributable to increases in salaries and employee benefits and premises and equipment, which was offset in part by a decrease in legal and professional fees.

     Salaries and employee benefits increased approximately $172,300 during the 1995 period as compared to the 1994 period, which was primarily due to additions to the Bank's staff to conduct the expanding business of the Pacific Corporate Center Branch.

     Premises and equipment expense increased approximately $68,800 during the three months ended March 31, 1995 as compared to the 1994 period. This increase was primarily due to the additional expenses incurred in the Bank's occupancy of the Pacific Corporate Center Branch temporary facility.

     Legal and professional fees decreased during the three months ended March 31, 1995 as compared to the 1994 period. This decrease was due to the resolution of litigation outstanding against the Bank during the latter quarters of 1994.

LOAN LOSS PROVISION
- -------------------

     During the three months ended March 31, 1995, Bancorp charged a $75,000 loan loss provision to operations, as compared to $82,500 charged during the three months ended March 31, 1994. Loans charged off, net of recoveries, during the three months ended March 31, 1995 equalled net recoveries of $3,446, as compared to net charge offs of $8,013 for the 1994 three month period.

     Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the area and customers served by Bancorp.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Bancorp's principal subsidiary, Centennial Bank, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

     In July 1994, the Bank opened a branch in Tigard, Oregon in a temporary facility. Management entered into a long-term ground lease in the Tigard, Oregon area and anticipates completion of a permanent facility to house the branch in June 1995. The building is budgeted to cost $2.8 million to construct, of which $1.7 million had been expended at March 31, 1995.

     At March 31, 1994, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 10.8% and 11.7%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At March 31, 1994, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 8.1%. The FRB's current minimum leverage capital ratio guideline is 3%.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

     None.

                            SIGNATURES
                            ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTENNIAL BANCORP



Dated:  May 10, 1995          /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  May 10, 1995          /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer