Form 10-Q
period 1995-06-30
CENTENNIAL BANCORP
filed 1995-08-14
CIK 702430

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995
                               -------------

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


4,224,298 shares as of July 28, 1995.

                        CENTENNIAL BANCORP

                           FORM 10-Q

                          JUNE 30, 1995

                              INDEX
                              -----


                                                        Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of               4
     June 30, 1995 and December 31, 1994.

Condensed Consolidated Statements of Income for           5
     the six months and the quarter ended
     June 30, 1995 and 1994.

Condensed Consolidated Statements of Cash Flows           6
     for the six months ended June 30, 1995
     and 1994.

Notes to Condensed Consolidated Financial Statements      7 - 10

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        11
          Material Changes in Financial Condition         11 - 12
          Material Changes in Results of Operations       13 - 14
          Loan Loss Provision                             14 - 15
          Liquidity and Capital Resources                 15

PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote                  16
         of Security Holders.

Item 6 - Exhibits and Reports on Form 8-K.                16

Signatures                                                17

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                      June 30,               December 31,
                                                                       1995                      1994
                                                                   -------------            -------------


ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 20,278,076            $ 19,783,038
     Interest-bearing balances due from banks                          6,000,000               5,575,000
     Federal funds sold                                                8,950,000                      --
                                                                    ------------            ------------
Total cash and cash equivalents                                       35,228,076              25,358,038
Available-for-sale securities                                         56,835,661              58,794,836
Loans                                                                177,192,966             160,136,068
Reserve for loan losses                                               (1,844,716)             (1,700,130)
                                                                    ------------            ------------
     Loans, net                                                      175,348,250             158,435,938
Loans held for sale                                                    3,078,902               1,874,728
Accrued interest receivable                                            1,931,772               1,827,406
Premises and equipment, net                                            8,836,696               6,763,983
Intangible assets                                                        805,578                 876,655
Other assets                                                           1,715,160               1,984,048
Deferred tax asset                                                       628,365               1,721,129
                                                                    ------------            ------------
                                                                    $284,408,460            $257,636,761
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 57,123,046            $ 63,699,442
          Interest-bearing demand                                     94,437,754              79,942,836
          Savings                                                     15,070,913              15,888,076
          Time                                                        70,367,024              56,789,446
                                                                    ------------            ------------
               Total deposits                                        236,998,737             216,319,800
     Short-term borrowings                                            13,354,340              11,839,608
     Accrued interest and other liabilities                            1,837,173               1,072,022
     Long-term debt                                                    9,200,000               9,200,000
                                                                    ------------            ------------
               Total liabilities                                     261,390,250             238,431,430
Shareholders' equity:
     Preferred stock, $5.00 par value; none issued
          Non-voting, 5,000,000 shares authorized                             --                      --
          Voting, 5,000,000 shares authorized                                 --                      --
     Common stock, $2.00 par value; 10,000,000 shares
          authorized, 4,224,298 issued and outstanding
          (3,974,225 at December 31, 1994)                             8,448,596               7,948,450
     Surplus                                                           6,621,962               7,067,963
     Retained earnings                                                 8,082,227               6,106,378
     Net unrealized loss on securities available-
          for-sale, net of deferred income taxes                        (134,575)             (1,917,460)
                                                                    ------------            ------------
               Total shareholders' equity                             23,018,210              19,205,331
                                                                    ------------            ------------
                                                                    $284,408,460            $257,636,761
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                   The Quarter Ended                  The Six Months Ended
                                                        June 30,                             June 30,
                                              ---------------------------         --------------------------
                                                 1995             1994                  1995           1994
                                              ----------      -----------         -----------     ----------
INTEREST INCOME
     Interest and fees on loans               $5,268,754      $3,922,965          $10,014,919     $7,079,261
     Interest on investment securities           843,788         836,505            1,692,294      1,610,538
     Other interest income                       112,254          41,551              138,358         78,098
                                              ----------      ----------          -----------     ----------
        Total interest income                  6,224,796       4,801,021           11,845,571      8,767,897
INTEREST EXPENSE
     Interest on deposits                      1,819,957       1,031,622            3,347,606      2,012,213
     Interest on short-term borrowings           206,241          41,947              416,398         52,565
     Interest on long-term debt                  154,691         143,894              316,416        194,493
                                              ----------      ----------          -----------     ----------
          Total interest expense               2,180,889       1,217,463            4,080,420      2,259,271
                                              ----------      ----------          -----------     ----------
NET INTEREST INCOME                            4,043,907       3,583,558            7,765,151      6,508,626
     Loan loss provision                          75,000          87,000              150,000        169,500
                                              ----------      ----------          -----------     ----------
          Net interest income after
            loan loss provision                3,968,907       3,496,558            7,615,151      6,339,126
NONINTEREST INCOME
     Service charges on deposit accounts         234,710         213,769              461,344        417,110
     Other                                        58,098         213,659              211,620        426,986
     Loan servicing fees                         112,922         116,947              226,414        248,092
     Gains on sales of loans                      71,658         108,209              111,156        346,236
     Gains on sales of investment securities      20,363              --               20,363         14,659
                                               ---------      ----------          -----------      ---------
          Total noninterest income               497,751         652,584            1,030,897      1,453,083
NONINTEREST EXPENSE
     Salaries and employee benefits            1,611,539       1,531,837            3,226,622      2,974,594
     Premises and equipment                      421,061         316,291              805,329        631,754
     Legal and professional                      142,899         254,589              253,328        424,825
     Insurance                                   126,092         126,684              271,152        255,793
     Advertising                                  70,490          94,928              158,788        178,439
     Printing and stationery                      68,557          77,625              134,853        137,210
     Communications                               80,524          79,573              157,532        157,451
     Other                                       413,882         472,636              726,095        798,590
                                              ----------      ----------          -----------     ----------
          Total noninterest expense            2,935,044       2,954,163            5,733,699      5,558,656
                                              ----------      ----------          -----------     ----------

Income before income taxes                     1,531,614       1,194,979            2,912,349      2,233,553
Provision for income taxes                       494,700         382,984              936,500        713,596
                                              ----------      ----------          -----------     ----------

NET INCOME                                    $1,036,914      $  811,995          $ 1,975,849     $1,519,957
                                              ==========      ==========          ===========     ==========

Earnings per common share:
     Primary                                  $      .24      $      .19          $       .46     $      .39
     Fully diluted                            $      .22      $      .18          $       .43     $      .38

Weighted average shares outstanding:
     Primary                                   4,337,742       4,216,168            4,334,972      3,945,102
     Fully diluted                             5,149,172       4,786,844            5,146,402      4,232,016

See accompanying notes.

                                             CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                     The Six Months Ended
                                                                                          June 30,
                                                                                  --------------------------
                                                                                       1995          1994
                                                                                  ------------  ------------

Net cash provided by operating activities                                         $ 5,044,449   $ 2,180,146

Cash flows from investing activities:
     Net increase in loans                                                        (17,062,312)   (9,164,037)
     Investment security purchases                                                 (3,014,669)  (10,172,764)
     Proceeds from investment securities:
          Maturities                                                                1,965,826     6,947,396
          Sales                                                                     3,008,018     1,516,748
     Purchases of premises and equipment                                           (2,319,088)     (274,161)
                                                                                  -----------    -----------
          Net cash used by investing activities                                   (17,422,225)  (11,146,818)

Cash flows from financing activities:
     Net increase (decrease) in deposits                                           20,678,937    (1,418,968)
     Net increase in short-term borrowings                                          1,514,732        62,779
     Proceeds from long-term debt                                                          --     9,200,000
     Principal payments on long-term debt                                                  --    (6,989,261)
     Proceeds from issuance of common stock                                            54,145            --
                                                                                  -----------   -----------
          Net cash provided by financing activities                                22,247,814       854,550
                                                                                  -----------   -----------

Net increase in cash and cash equivalents                                           9,870,038    (8,112,122)

Cash and cash equivalents at beginning of period                                   25,358,038    24,820,005
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                        $35,228,076   $16,707,883
                                                                                  ===========   ===========


See accompanying notes.

                        CENTENNIAL BANCORP
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   Basis of Presentation
     ---------------------

     The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly owned subsidiaries, Centennial Bank ("Bank"), Centennial Mortgage Co. ("Mortgage Co.") and Harding Fletcher Co. ("Harding Fletcher"). The Bank is an Oregon state-chartered bank which provides commercial banking services. Mortgage Co. originates residential mortgage loans for resale in the secondary market. Harding Fletcher originates and services for institutional investors loans secured by mortgages on commercial real properties.

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

2.   Business Combination
     --------------------

     On November 15, 1994, the shareholders of CG Bancorp approved the merger of CG Bancorp with and into Bancorp.
     The merger occurred December 2, 1994. Under the terms of the agreement, CG Bancorp shareholders received 1.2694 shares of Bancorp common stock for each CG Bancorp share. Accordingly, Bancorp issued 253,223 shares of its common stock (265,884 shares, as adjusted for a stock split declared July 14, 1995) for all of the outstanding shares of CG Bancorp common stock.

     The merger has been accounted for as a pooling of interests.

     Accordingly, Bancorp's financial statements have been restated to include the financial position, results of operations and cash flows of CG Bancorp for all periods presented.

     Interest income and net income (in thousands) of the separate companies for the periods preceding the acquisition were:

                              Centennial       CG
                                Bancorp      Bancorp     Combined
                              ----------     -------     --------
     The quarter ended
       June 30, 1994
        (unaudited):
          Interest income       $ 4,332       $  469      $ 4,801
          Net income                734           78          812

     Six months ended
       June 30, 1994
        (unaudited):
          Interest income         7,844          924        8,768
          Net income              1,381          139        1,520

     Year ended
       December 31, 1993:
          Interest income        13,083        1,766       14,849
          Net income              2,506          257        2,763

     Year ended
       December 31, 1992:
          Interest income        11,562        1,757       13,319
          Net income              1,802          203        2,005



3.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                        June 30,    December 31,
                                          1995          1994
                                     ------------   ------------
          Real estate-mortgage       $ 53,170,012   $ 54,916,880
          Real estate-construction     37,435,140     29,337,387
          Commercial                   76,616,681     66,514,955
          Installment                   6,667,062      6,950,813
          Lease financing               3,644,684      2,686,227
          Other                           277,928        329,899
                                     ------------   ------------
                                      177,811,507    160,736,161
          Less deferred loan fees        (618,541)      (600,093)
                                     ------------   ------------
                                     $177,192,966   $160,136,068
                                     ============   ============


     Loans held for sale of $3,078,902 and $1,874,728 at June 30, 1995 and December 31, 1994, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses were as follows for the six months ended June 30:

                                         1995           1994
                                     -----------     -----------
     Balance at beginning of period  $1,700,130      $1,514,314
     Provision charged to operations    150,000         169,500
     Recoveries                          17,800           5,963
     Loans charged off                  (23,214)        (26,847)
                                     ----------      ----------
     Balance at end of period        $1,844,716      $1,662,930
                                     ==========      ==========

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 1995 and December 31, 1994 were approximately $726,000 and $693,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $179,000 at June 30, 1995, and approximately $190,000 at December 31, 1994.
     There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at June 30, 1995 or December 31, 1994.

4.   Earnings Per Common Share
     -------------------------

     Primary earnings per common share is calculated by dividing net income by the weighted average shares outstanding. Weighted average shares outstanding consist of common shares outstanding and common stock equivalents attributable to outstanding stock options.

     Fully diluted earnings per share is calculated by dividing net income plus after-tax interest incurred on the 7%
     Convertible Debentures ($9,200,000 issued in April 1994), by common shares outstanding, common stock equivalents attributable to outstanding stock options, and shares assumed to be issued on conversion of the Convertible
     Debentures.

     The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to a 21-for-20 stock split declared July 14, 1995, the 1994 acquisition of CG Bancorp and stock splits and stock dividends declared prior to June 30, 1995.

5.   Sale of Subsidiary
     ------------------

     On August 8, 1995, Bancorp entered into an Asset Purchase Agreement pursuant to which it has agreed to sell substantially all the assets of Harding Fletcher, its wholly owned subsidiary, to an unaffiliated purchaser. The transaction is expected to close during the fiscal quarter ending September 30, 1995. Pursuant to the Agreement, the purchase price is estimated to be approximately $740,000, payable without interest in installments over a four-year period following the closing. Bancorp expects to retain for a two-year period following the closing servicing relationships with investors holding a portion of the loans serviced by Harding Fletcher. Management does not anticipate that the transaction will have a material impact on Bancorp's financial statements or results of operations.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------

     Centennial Bancorp reported net income of $1,975,849, or $.46 per share (primary), for the six months ended June 30, 1995. This represented a 30% increase in net income, as compared to $1,519,957, or $.39 per share, for the six months ended June 30, 1994. Net income of $1,036,914, or $.24 per share, for the quarter ended June 30, 1995 similarly represented a 28% increase in net income as compared to $881,995, or $.19 per share for the quarter ended June 30, 1994. The increased earnings during the six months and the quarter ended June 30, 1995 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

     The net income added to shareholders' equity during the six months and the second quarter of 1995 was augmented by an increase in the valuation of Bancorp's investment portfolio of available-for-sale securities. This increase in the value of the available-for-sale securities resulted from a slight decrease in interest rates which caused bond prices to increase. Management believes that the net unrealized loss on available-for-sale securities, net of deferred income taxes, will be reduced during the remainder of 1995 as interest rates and the bond market stabilize.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the six months ended June 30, 1995 include an increase in total assets, primarily in loans and loans held for sale, and temporary investments in interest-bearing balances due from banks and federal funds sold. Funds were provided for these changes primarily by an increase in total deposits.

     At June 30, 1995, total assets increased 10.4%, or approximately $26.8 million, over total assets at December 31, 1994. An increase in loans and loans held for sale of $18.3 million represented the majority of the increase in total assets. The increase in loans and loans held for sale was primarily due to increased commercial loan and real estate construction activity. The Pacific Corporate Center Branch of the Bank continues to provide the majority of the new loan activity; however, increases in loan activity were also noted in the Eugene, Springfield and Cottage Grove markets.

     At June 30, 1995, Bancorp also held $14.9 million in temporary investments in interest-bearing balances due from banks and federal funds sold, which represented the majority of the increase recognized in cash and cash equivalents as compared to December 31, 1994. Interest-bearing balances due from banks and federal funds sold represent overnight investments of surplus funds, which can fluctuate widely on a day-to-day basis depending on cash needs.

     Available-for-sale securities decreased approximately
$2.0 million at June 30, 1995 as compared to December 31, 1994. The decrease represented scheduled bond maturities and bonds called for payment, which was offset in part by the increase in the market valuation of the available-for-sale securities at June 30, 1995 as compared to December 31, 1994. In addition, during the quarter ended June 30, 1995, Bancorp sold approximately $3.0 million of small-denomination bonds and reinvested the funds in larger-denomination issues.

     Premises and equipment increased $2.1 million at June 30, 1995 as compared to December 31, 1994. This increase was primarily attributable to construction of the permanent facility to house the Pacific Corporate Center Branch of the Bank, but was also due in part to remodelling of a floor of the Eugene Main Branch to house two departments of the Bank. The Pacific Corporate Center Branch of the Bank was completed during the quarter, and the branch relocated to its permanent facility and opened for business on June 12, 1995.

     Other assets decreased $1.4 million at June 30, 1995 as compared to December 31, 1994. This decrease was primarily attributable to a decrease in deferred tax assets as a result of the increase in the market valuation of Bancorp's available-for-sale securities.

     Bancorp experienced an increase in deposits of $20.7 million during the first six months of 1995. This increase resulted from increases in interest-bearing demand deposits ($14.5 million) and time deposits ($13.6 million), which was offset in part by a decrease in demand deposits ($6.6 million). Management believes that the increases in interest-bearing demand and time deposits were due to the higher interest rates generally paid on those deposits, together with Bancorp's increased business activities resulting from additional lending activities.

     All other changes experienced in asset and liability categories during the six months of 1995 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Total interest income increased approximately $3.1 million for the six months and approximately $1.4 million for the quarter ended June 30, 1995 as compared to the same periods in 1994. These increases were primarily due to the increase in loans and loans held for sale held during 1995 as compared to 1994.

     Total interest expense similarly increased approximately $1.8 million for the six months and approximately $963,400 for the quarter ended June 30, 1995 as compared to the 1994 periods. These increases were primarily due to the increase in deposits held during 1995 as compared to 1994, but were also due to increased short-term borrowings during the 1995 periods. In addition, Bancorp issued $9.2 million in Convertible Debentures during April 1994. Interest expense on long-term debt, therefore, increased for the six months ended June 30, 1995 as compared to the 1994 six-month period, but was comparable for the quarterly periods.

     The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by approximately $1.3 million (or 19%) for the six-month period, and approximately $460,300 (or 13%) for the second quarter of 1995 over the comparable periods of 1994. Net income per common share (primary) increased to $.46 for the first six months of 1995 from $.39 for the first six months of 1994, and increased to $.24 from $.19 for the comparable second quarter periods.

     Noninterest income decreased approximately $422,200 for the six months and approximately $154,800 for the quarter ended
June 30, 1995 as compared to the 1994 periods. These decreases were primarily attributable to decreases in other noninterest income and gains on sales of loans, which were offset in part by modest increases in service charges on deposit accounts and gains on sales of available-for-sale securities.

     Other noninterest income decreased approximately $215,400 for the six months and approximately $155,600 for the quarter ended June 30, 1995 as compared to the 1994 periods. These decreases were attributable in part to lease income received (approximately $110,000 for the six months ended June 30, 1994) from the former Bancorp and Bank head office facility which was reclassified as an other asset, available-for-sale, after Bancorp and the Bank vacated the building to occupy a new head office facility. This building was sold in September 1994. Other noninterest income also decreased for the six months and the quarter ended June 30, 1995 due to a decrease in insurance sales commissions received during the 1995 periods.

     Gains on sales of loans decreased approximately $235,100 for the six months and approximately $36,600 for the quarter ended June 30, 1995 as compared to the 1994 periods. Bancorp's loans held for sale consist primarily of residential mortgage loans originated through Mortgage Co.

     Noninterest expense increased approximately $175,000 for the six months ended June 30, 1995 as compared to the comparable 1994 period, but decreased approximately $19,100 for the second quarter of 1995 as compared to 1994. The increase for the six-month period was primarily attributable to increases in salaries and employee benefits and premises and equipment, which was offset in part by a decrease in legal and professional fees. The decrease for the quarterly period was primarily due to decreases in legal and professional and other noninterest expenses.

     Salaries and employee benefits increased approximately $252,000 during the first six months of 1995 as compared to the 1994 six-month period, which was primarily due to additions to the Bank's staff to conduct the expanding business of the Pacific Corporate Center Branch. Salaries and employee benefits also increased during the second quarter of 1995 as compared to the 1994 quarter; however, the amount of this increase was only approximately $79,700.

     Premises and equipment expense increased approximately $173,600 during the six months and approximately $104,800 during the quarter ended June 30, 1995 as compared to the 1994 periods. These increases were primarily due to the additional expenses incurred in the Bank's occupancy of the Pacific Corporate Center Branch temporary facility.

     Legal and professional fees decreased during the six months and the quarter ended June 30, 1995 as compared to the 1994 periods. These decreases were due to the resolution of litigation outstanding against the Bank during the latter quarters of 1994.


LOAN LOSS PROVISION
-------------------

     During the six months ended June 30, 1995, Bancorp charged a $150,000 loan loss provision to operations, as compared to $169,500 charged during the six months ended June 30, 1994.
Loans charged off, net of recoveries, during the six months ended June 30, 1995 decreased to $5,414, as compared to net charge-offs of $20,884 for the 1994 six-month period.

     Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Bancorp.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

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

     In July 1994, the Bank opened a branch in Tigard, Oregon in a temporary facility. Management entered into a long-term ground lease in the Tigard, Oregon area and completed construction of a permanent facility to house the branch in June 1995.

     At June 30, 1995, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 10.4% and 11.2%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At June 30, 1995, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 7.9%. The FRB's current minimum leverage capital ratio guideline is 3%.

                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     Centennial Bancorp held its annual meeting of shareholders on May 18, 1995. At the meeting, Dan Giustina was elected, and Cordy H. Jensen, Robert L. Newburn, Brian B. Obie and Richard C. Williams were reelected, to the Board of Directors for one-year terms. Voting on the election of directors was as follows:

                                Votes        Votes       Broker
                                 For       Withheld     Non-Votes
                              ---------    --------     ---------

     Dan Giustina             2,865,773     14,489         -0-
     Cordy H. Jensen          2,867,333     12,929         -0-
     Robert L. Newburn        2,868,829     11,433         -0-
     Brian B. Obie            2,866,525     13,737         -0-
     Richard C. Williams      2,868,829     11,433         -0-


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

     None.

                            SIGNATURES
                            ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTENNIAL BANCORP



Dated:  August 14, 1995      /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  August 14, 1995      /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer