Form 10-Q
period 1995-09-30
CENTENNIAL BANCORP
filed 1995-11-03
CIK 702430

               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                            FORM 10-Q


(Mark One)

/X/       Quarterly Report Pursuant to Section 13 or 15(d) of the
          Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995
                               ------------------

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


4,224,298 shares as of October 31, 1995.

                       CENTENNIAL BANCORP

                            FORM 10-Q

                       SEPTEMBER 30, 1995

                              INDEX
                              -----


                                                        Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of               4
     September 30, 1995 and December 31, 1994

Condensed Consolidated Statements of Income for           5
     the nine months and the quarter ended
     September 30, 1995 and 1994

Condensed Consolidated Statements of Cash Flows           6
     for the nine months ended September 30, 1995
     and 1994

Notes to Condensed Consolidated Financial Statements      7 - 10

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        11
          Material Changes in Financial Condition         11 - 12
          Material Changes in Results of Operations       13 - 15
          Loan Loss Provision                             15
          Liquidity and Capital Resources                 15 - 16


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                 17

Signatures                                                18

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                   September 30,             December 31,
                                                                       1995                      1994
                                                                   -------------            -------------

ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 19,488,642            $ 19,783,038
     Interest-bearing balances due from banks                          6,000,000               5,575,000
     Federal funds sold                                                9,520,000                      --
                                                                    ------------            ------------
Total cash and cash equivalents                                       35,008,642              25,358,038
Available-for-sale securities                                         71,839,925              58,794,836
Loans                                                                177,841,222             160,136,068
Reserve for loan losses                                               (1,860,411)             (1,700,130)
                                                                    ------------            ------------
     Loans, net                                                      175,980,811             158,435,938
Loans held for sale                                                    4,058,043               1,874,728
Accrued interest receivable                                            2,036,931               1,827,406
Premises and equipment, net                                            8,892,397               6,763,983
Intangible assets                                                        561,065                 876,655
Other assets                                                           2,646,281               1,984,048
Deferred tax asset                                                       468,630               1,721,129
                                                                    ------------            ------------
                                                                    $301,492,725            $257,636,761
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 63,220,315            $ 63,699,442
          Interest-bearing demand                                     89,023,520              79,942,836
          Savings                                                     15,110,321              15,888,076
          Time                                                        82,083,150              56,789,446
                                                                    ------------            ------------
               Total deposits                                        249,437,306             216,319,800
     Short-term borrowings                                            15,113,757              11,839,608
     Accrued interest and other liabilities                            3,226,615               1,072,022
     Long-term debt                                                    9,200,000               9,200,000
                                                                    ------------            ------------
               Total liabilities                                     276,977,678             238,431,430
Shareholders' equity:
     Preferred stock, $5.00 par value; none issued
          Non-voting, 5,000,000 shares authorized                             --                      --
          Voting, 5,000,000 shares authorized                                 --                      --
     Common stock, $2.00 par value; 10,000,000 shares
          authorized, 4,224,298 issued and outstanding
          (3,974,225 at December 31, 1994)                             8,448,596               7,948,450
     Surplus                                                           6,621,922               7,067,963
     Retained earnings                                                 9,318,499               6,106,378
     Net unrealized gain (loss) on securities available-
          for-sale, net of deferred income taxes                         126,030              (1,917,460)
                                                                    ------------            ------------
               Total shareholders' equity                             24,515,047              19,205,331
                                                                    ------------            ------------
                                                                    $301,492,725            $257,636,761
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                   The Quarter Ended                 The Nine Months Ended
                                                     September 30,                       September 30,
                                              ---------------------------         --------------------------
                                                 1995             1994                  1995           1994
                                              ----------      -----------         -----------     ----------
INTEREST INCOME
     Interest and fees on loans               $5,314,441      $4,163,912          $15,329,360    $11,243,173
     Interest on investment securities           868,398         794,743            2,560,692      2,405,281
     Other interest income                       285,158          85,533              423,516        163,631
                                              ----------      ----------          -----------    -----------
        Total interest income                  6,467,997       5,044,188           18,313,568     13,812,085
INTEREST EXPENSE
     Interest on deposits                      2,022,717       1,167,725            5,370,323      3,179,938
     Interest on short-term borrowings           219,148           2,913              635,546         55,478
     Interest on long-term debt                  147,553         183,889              463,969        378,382
                                              ----------      ----------          -----------    -----------
          Total interest expense               2,389,418       1,354,527            6,469,838      3,613,798
                                              ----------      ----------          -----------    -----------
NET INTEREST INCOME                            4,078,579       3,689,661           11,843,730     10,198,287
     Loan loss provision                         125,000          79,000              275,000        248,500
                                              ----------      ----------          -----------    -----------
          Net interest income after
            loan loss provision                3,953,579       3,610,661           11,568,730      9,949,787
NONINTEREST INCOME
     Service charges on deposit accounts         218,976         213,763              680,320        630,873
     Other                                       236,194         278,427              447,814        705,413
     Loan servicing fees                          82,782         112,320              309,196        360,412
     Gains on sales of loans                     148,695         154,400              259,851        500,636
     Gains on sales of investment securities      44,272          59,659               64,635         74,318
                                               ---------      ----------          -----------    -----------
          Total noninterest income               730,919         818,569            1,761,816      2,271,652
NONINTEREST EXPENSE
     Salaries and employee benefits            1,580,066       1,735,017            4,806,688      4,709,611
     Premises and equipment                      460,732         344,920            1,266,061        976,674
     Legal and professional                      156,542         140,852              409,870        565,677
     Insurance                                     8,834         131,324              279,986        387,117
     Advertising                                  94,556          85,800              253,344        264,239
     Printing and stationery                      76,249          72,041              211,102        209,251
     Communications                               71,343          72,689              228,875        230,140
     Other                                       433,345         370,516            1,159,440      1,169,106
                                              ----------      ----------          -----------    -----------
          Total noninterest expense            2,881,667       2,953,159            8,615,366      8,511,815
                                              ----------      ----------          -----------    -----------

Income before income taxes                     1,802,831       1,476,071            4,715,180      3,709,624
Provision for income taxes                       566,600         482,925            1,503,100      1,196,521
                                              ----------      ----------          -----------    -----------

NET INCOME                                    $1,236,231      $  993,146          $ 3,212,080    $ 2,513,103
                                              ==========      ==========          ===========     ==========

Earnings per common share:
     Primary                                  $      .28      $      .23          $       .74     $      .58
     Fully diluted                            $      .26      $      .22          $       .69     $      .57

Weighted average shares outstanding:
     Primary                                   4,355,600       4,339,612            4,341,924      4,322,144
     Fully diluted                             5,167,030       5,151,042            5,153,354      4,785,818

See accompanying notes.

                                             CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                     The Nine Months Ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                       1995          1994
                                                                                  ------------  ------------

Net cash provided by operating activities                                         $ 6,601,364   $ 5,168,265

Cash flows from investing activities:
     Net increase in loans                                                        (17,718,806)  (18,704,195)
     Investment security purchases                                                (26,665,385)  (13,457,430)
     Proceeds from investment securities:
          Maturities                                                               10,057,198     6,841,211
          Sales                                                                     3,462,123     8,303,380
     Purchases of premises and equipment                                           (2,531,690)     (556,015)
                                                                                  -----------    -----------
          Net cash used by investing activities                                   (33,396,560)  (17,573,049)

Cash flows from financing activities:
     Net increase in deposits                                                      33,117,506    12,475,383
     Net increase in short-term borrowings                                          3,274,149       108,154
     Proceeds from long-term debt                                                          --     9,200,000
     Principal payments on long-term debt                                                  --    (6,989,261)
     Proceeds from issuance of common stock                                            54,145        30,570
                                                                                  -----------   -----------
          Net cash provided by financing activities                                36,445,800    14,824,846
                                                                                  -----------   -----------

Net increase in cash and cash equivalents                                           9,650,604     2,420,062

Cash and cash equivalents at beginning of period                                   25,358,038    24,820,005
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                        $35,008,642   $27,240,067
                                                                                  ===========   ===========


See accompanying notes.

                       CENTENNIAL BANCORP
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   Basis of Presentation
     ---------------------

     The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly owned subsidiaries, Centennial Bank ("Bank"), Centennial Mortgage Co. ("Mortgage Co.") and Harding Fletcher Co. ("Harding Fletcher"). The Bank is an Oregon state-chartered bank which provides commercial banking services. Mortgage Co. originates residential mortgage loans for resale in the secondary market. On August 14, 1995, Bancorp sold substantially all of the assets of Harding Fletcher. See Note 5 to these condensed consolidated financial statements. Harding Fletcher originated and serviced for institutional investors loans secured by mortgages on commercial real properties.

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

2.   Business Combination
     --------------------

     On November 15, 1994, the shareholders of CG Bancorp approved the merger of CG Bancorp with and into Bancorp. The merger occurred December 2, 1994. Under the terms of the agreement, CG Bancorp shareholders received
     1.2694 shares of Bancorp common stock for each CG Bancorp share. Accordingly, Bancorp issued 253,223 shares of its common stock (292,472 shares, as adjusted for stock splits declared subsequent to the merger) for all of the outstanding shares of CG Bancorp common stock.

     The merger has been accounted for as a pooling of interests.

     Accordingly, Bancorp's financial statements have been restated to include the financial position, results of operations and cash flows of CG Bancorp for all periods presented.

     Interest income and net income (in thousands) of the separate companies for the periods preceding the acquisition were:

                              Centennial       CG
                                Bancorp      Bancorp     Combined
                              ----------     -------     --------
     The quarter ended
       September 30, 1994
        (unaudited):
          Interest income       $ 4,566       $  478      $ 5,044
          Net income                918           75          993

     Nine months ended
       September 30, 1994
        (unaudited):
          Interest income        12,410        1,402       13,812
          Net income              2,299          214        2,513

     Year ended
       December 31, 1993:
          Interest income        13,083        1,766       14,849
          Net income              2,506          257        2,763

     Year ended
       December 31, 1992:
          Interest income        11,562        1,757       13,319
          Net income              1,802          203        2,005



3.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                     September 30,  December 31,
                                          1995          1994
                                     ------------   ------------
          Real estate-mortgage       $ 52,899,432   $ 54,916,880
          Real estate-construction     42,691,000     29,337,387
          Commercial                   72,673,058     66,514,955
          Installment                   6,306,119      6,950,813
          Lease financing               3,552,417      2,686,227
          Other                           257,771        329,899
                                     ------------   ------------
                                      178,379,797    160,736,161
          Less deferred loan fees        (538,575)      (600,093)
                                     ------------   ------------
                                     $177,841,222   $160,136,068
                                     ============   ============


     Loans held for sale of $4,058,043 and $1,874,728 at September 30, 1995 and December 31, 1994, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses were as follows for the nine months ended September 30:

                                         1995           1994
                                     -----------     -----------
     Balance at beginning of period  $1,700,130      $1,514,314
     Provision charged to operations    275,000         248,500
     Recoveries                          19,668          11,827
     Loans charged off                 (134,387)       (131,398)
                                     ----------      ----------
     Balance at end of period        $1,860,411      $1,643,243
                                     ==========      ==========

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 1995 and December 31, 1994 were approximately $515,000 and $693,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $567,000 at September 30, 1995, and approximately $190,000 at December 31, 1994.
     There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at September 30, 1995 or December 31, 1994.

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

     The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to the 1994 acquisition of CG Bancorp and stock splits and stock dividends declared prior to September 30, 1995.

5.   Sale of Subsidiary
     ------------------

     On August 8, 1995, Bancorp entered into an Asset Purchase Agreement pursuant to which it agreed to sell substantially all the assets of Harding Fletcher, its wholly owned subsidiary, to an unaffiliated purchaser. The transaction closed August 14, 1995. Pursuant to the Agreement, the purchase price was approximately $741,000, payable without interest in installments over a four-year period following the closing. Bancorp expects to retain for a two-year period following the closing servicing relationships with investors holding a portion of the loans serviced by Harding Fletcher.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
--------

     Centennial Bancorp reported net income of $3,212,080, or $.74 per share (primary), for the nine months ended September 30, 1995. This represented a 28% increase in net income, as compared to $2,513,103, or $.58 per share, for the nine months ended September 30, 1994. Net income of $1,236,231, or $.28 per share, for the quarter ended September 30, 1995 represented a 24% increase in net income as compared to $993,146, or $.23 per share for the quarter ended September 30, 1994. The increased earnings during the nine months and the quarter ended September 30, 1995 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

     The net income added to shareholders' equity during the nine months and the third quarter of 1995 was augmented by an increase in the valuation of Bancorp's investment portfolio of available-for-sale securities. This increase in the value of the available-for-sale securities resulted from a slight decrease in interest rates which caused bond prices to increase.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the nine months ended September 30, 1995 include an increase in total assets, primarily in loans and loans held for sale, available-for-sale securities and federal funds sold. Funds were provided for these changes primarily by an increase in total deposits.

     At September 30, 1995, total assets increased 17.0%, or approximately $43.9 million, over total assets at December 31, 1994. An increase of $19.9 million in loans and loans held for sale was the largest component of the increase in total assets. The increase in loans and loans held for sale was primarily due to increased commercial loan and real estate construction activity. The Pacific Corporate Center Branch near Portland continues to provide the majority of the new loan activity; however, increases in loan activity were also noted in the Eugene, Springfield and Cottage Grove markets.

     Available-for-sale securities increased approximately
$13.0 million at September 30, 1995 as compared to December 31,
1994.  The increase represented purchases of, primarily, U.S.
Government agency securities.

     At September 30, 1995, Bancorp held $15.5 million in temporary investments in interest-bearing balances due from banks and federal funds sold. The increase in these categories represented the increase in cash and cash equivalents as compared to cash and cash equivalents at December 31, 1994. Interest-bearing balances due from banks and federal funds sold represent overnight investments of surplus funds, which can fluctuate widely on a day-to-day basis depending on cash needs.

     Premises and equipment increased $2.1 million at September 30, 1995 as compared to December 31, 1994. This increase was primarily attributable to construction of the permanent facility to house the Pacific Corporate Center Branch of the Bank, but was also due in part to remodelling of a floor of the Eugene Main Branch to house two departments of the Bank. The Pacific Corporate Center Branch of the Bank was completed during the second quarter of 1995, and the branch relocated to its permanent facility and opened for business on June 12, 1995.

     Bancorp's deferred tax asset decreased $1.3 million at September 30, 1995 as compared to December 31, 1994. This decrease was primarily attributable to a decrease in deferred tax assets as a result of the increase in the market valuation of Bancorp's available-for-sale securities.

     Bancorp experienced an increase in deposits of $33.1 million during the first nine months of 1995. This increase resulted from increases in interest-bearing demand deposits ($9.1 million) and time deposits ($25.3 million), which were offset in part by modest decreases in demand and savings deposits. Management believes that the increases in interest-bearing demand and time deposits were due to the higher interest rates generally paid on those deposits, together with Bancorp's increased business activities resulting from additional lending activities.

     Short-term borrowings increased $3.3 million at September 30, 1995 as compared to December 31, 1994. This increase is to maintain liquidity and assure available funds to support further growth in loans and loans held for sale.

     All other changes experienced in asset and liability categories during the first nine months of 1995 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Total interest income increased approximately $4.5 million for the nine months and approximately $1.4 million for the quarter ended September 30, 1995 as compared to the same periods in 1994. These increases were primarily due to the increase in loans and loans held for sale held during 1995 as compared to 1994.

     Total interest expense also increased approximately
$2.9 million for the nine months and approximately $1.0 million for the quarter ended September 30, 1995 as compared to the 1994 periods. These increases were primarily due to the increase in deposits held during 1995 as compared to 1994, but were also due to increased short-term borrowings during the 1995 periods. In addition, Bancorp issued $9.2 million in Convertible Debentures during April 1994. Interest expense on long-term debt, therefore, increased for the nine months ended September 30, 1995 as compared to the 1994 nine-month period, but was comparable for the quarterly periods.

     The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by approximately $1.6 million for the nine-month period, and approximately $388,900 for the third quarter of 1995 over the comparable periods of 1994. Net income per common share (primary) increased to $.74 for the first nine months of 1995 from $.58 for the first nine months of 1994, and increased to $.28 from $.23 for the comparable third quarter periods.

     Noninterest income decreased approximately $509,800 for the nine months and approximately $87,700 for the quarter ended September 30, 1995 as compared to the 1994 periods. These decreases were primarily attributable to decreases in other noninterest income, loan servicing fees and gains on sales of loans, which were offset in part by a modest increase in service charges on deposit accounts.

     Other noninterest income decreased approximately $257,600 for the nine months and approximately $42,200 for the quarter ended September 30, 1995 as compared to the 1994 periods. These decreases were attributable in part to lease income received (approximately $110,000 for the nine months ended September 30, 1994) from the former Bancorp and Bank head office facility which was reclassified as an other asset, available-for-sale, after Bancorp and the Bank vacated the building to occupy a new head office facility. This building was sold in September 1994.
Other noninterest income also decreased for the nine months and the quarter ended September 30, 1995 due to a decrease in insurance sales commissions received during the 1995 periods.

     Loan servicing fees decreased approximately $51,200 for the nine months and approximately $29,500 for the quarter ended September 30, 1995 as compared to the 1994 periods. These decreases were attributable to a decrease in Harding Fletcher's loan servicing portfolio, and the sale of substantially all of the assets of Harding Fletcher in August 1995.

     Gains on sales of loans decreased approximately $240,800 for the nine months and approximately $5,700 for the quarter ended September 30, 1995 as compared to the 1994 periods. Bancorp's loans held for sale consist primarily of residential mortgage loans originated through Mortgage Co.

     Noninterest expense increased approximately $103,600 for the nine months ended September 30, 1995 as compared to the comparable 1994 period, but decreased approximately $71,500 for the third quarter of 1995 as compared to 1994. The increase for the nine-month period was primarily attributable to increases in salaries and employee benefits and premises and equipment, which was offset in part by decreases in legal and professional fees and insurance. The decrease for the quarterly period was primarily due to decreases in salaries and employee benefits and insurance.

     Salaries and employee benefits increased approximately $97,100 during the first nine months of 1995 as compared to the 1994 nine-month period, which was primarily due to additions to the Bank's staff to conduct the expanding business of the Pacific Corporate Center Branch. Salaries and employee benefits decreased during the third quarter of 1995 as compared to the 1994 quarter, due to a decrease in Harding Fletcher commission payroll and the sale of Harding Fletcher.

     Premises and equipment expense increased approximately $289,400 during the nine months and approximately $115,800 during the quarter ended September 30, 1995 as compared to the 1994 periods. These increases were primarily due to the additional expenses incurred in the Bank's occupancy of the Pacific Corporate Center Branch permanent facility.

     Legal and professional fees decreased approximately $155,800 during the nine months ended September 30, 1995, but increased approximately $15,700 for the quarter then ended as compared to the 1994 periods. The decrease during the nine-month period was due to the resolution of litigation outstanding against the Bank during the latter quarters of 1994, while the increase experienced during the third quarter was due to the sale of Harding Fletcher.

     Insurance expense decreased approximately $107,100 during the nine months and approximately $122,500 during the quarter ended September 30, 1995 as compared the 1994 periods. These decreases were due to an assessment rate reduction on Federal Deposit Insurance coverage.


LOAN LOSS PROVISION
-------------------

     During the nine months ended September 30, 1995, Bancorp charged a $275,000 loan loss provision to operations, as compared to $248,500 charged during the nine months ended September 30, 1994. Loans charged off, net of recoveries, of $114,700 during the nine months ended September 30, 1995 remained fairly constant as compared to net charge-offs of $119,600 for the 1994 nine-month period.

     Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Bancorp.


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

     At September 30, 1995, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 10.5% and 11.4%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At September 30, 1995, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 7.9%. The
FRB's current minimum leverage capital ratio guideline is 3%.

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


                              CENTENNIAL BANCORP



Dated:  November 2, 1995      /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  November 2, 1995      /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer