Form 10-K405
period 1995-12-31
CENTENNIAL BANCORP
filed 1996-03-28
CIK 702430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the fiscal year ended:    December 31, 1995
                                         ----------------------
                            or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
              For the transition period from            to
                                               ---------   -------

            Commission file Number:    0-10489
                                    ------------

                               CENTENNIAL BANCORP
                (Name of registrant as specified in its charter)

     Oregon                                     93-0792841
(State of incorporation)                     (I.R.S. Employer
                                             Identification No.)

                                 675 Oak Street
                              Eugene, Oregon 97401
                    (Address of principal executive offices)

                  Registrant's telephone number: (541) 342-3970

         Securities registered under Section 12(b) of the Exchange Act:
               None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $2.00 par value
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes  X    No
        ----       ----


  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]
                                                      -----

 State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $47,550,000 aggregate market value as of February 29, 1996, based on the price at which the stock was sold.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 4,700,847 shares of $2.00 par value Common Stock on March 15, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part II incorporate information by reference from the issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1995. Part III is incorporated by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on May 15, 1996.

                               CENTENNIAL BANCORP
                                    FORM 10-K
                                  ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                   Page
-------                                                                  ----

         (Portions of Item 1 are incorporated by
         reference from Centennial Bancorp's Annual
         Report to Shareholders)

Item 1.  DESCRIPTION OF BUSINESS                                            3
Item 2.  DESCRIPTION OF PROPERTY                                           35
Item 3.  LEGAL PROCEEDINGS                                                 35
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF
            SECURITY HOLDERS                                               36

PART II

         (Items 5, 6, 7 and 8 are incorporated by reference from Centennial Bancorp's Annual
         Report to Shareholders)

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS                                37
Item 6.  SELECTED FINANCIAL DATA                                           37
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS                              37
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                       37
Item 9.  CHANGES IN AND DISAGREEMENTS WITH
            ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE                                           37

PART III

         (Items 10 through 13 and portions of Item 14 are incorporated by reference from Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 15, 1996)

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF
            THE REGISTRANT                                                 38
Item 11. EXECUTIVE COMPENSATION                                            38
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
            OWNERS AND MANAGEMENT                                          38
Item 13. CERTAIN RELATIONSHIPS AND RELATED
            TRANSACTIONS                                                   38
Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K                                           38

SIGNATURES                                                                 42

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Centennial Bancorp, an Oregon corporation, is successor to Valley West Bancorp which was organized in 1981 to become a bank holding company. In 1982, Centennial Bank and Valley State Bank, both Oregon state-chartered banks, were merged and continued business as Centennial Bank. Immediately following the merger, Valley West Bancorp acquired all the common stock of Centennial Bank. In May 1990, Valley West Bancorp changed its name to Centennial Bancorp.

     On December 2, 1994, CG Bancorp, an Oregon corporation, was merged with and into Centennial Bancorp in a stock transaction accounted for as a pooling of interests. CG Bancorp was the parent corporation of Western Oregon Community Bank, which operated a branch office in Creswell, Oregon in addition to its head office in Cottage Grove, Oregon. Both branches of Western Oregon Community Bank became branches of Centennial Bank. Centennial Bank has decided to close its Creswell office.

     At December 31, 1995, Centennial Bancorp ("Bancorp") has two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. ("Centennial Mortgage"). From July 1993 until its sale in August 1995, Bancorp also owned Harding Fletcher Co. ("Harding Fletcher"), a mortgage banking subsidiary. Unless the context clearly suggests otherwise, references in this Annual Report on Form 10-K to "Bancorp" include Centennial Bancorp and its subsidiaries.

     All data in this Annual Report on Form 10-K has been restated to give retroactive effect to the merger with CG Bancorp. In addition, all share and per share information has been restated to give retroactive effect to a stock split declared in January 1996, and for various stock splits and stock dividends declared in years prior to 1996.

     CENTENNIAL BANK

     Centennial Bank is a full-service commercial bank organized in 1977 under the Oregon Bank Act. Centennial Bank provides a broad range of depository and lending services to commercial, industrial, and agricultural enterprises, financial institutions, and governmental entities and individuals. Centennial Bank directs its deposit-taking and lending activities primarily to the communities in which its branches are located. Its primary marketing focus is on small- to medium-sized businesses and on professionals in those communities. Centennial Bank does not provide trust services.

     At December 31, 1995, based on total assets, Centennial Bank was the 12th largest bank of the 50 commercial banks maintaining offices in Oregon. Centennial Bank has seven branches; three in Eugene; one in adjacent Springfield; one in Tigard, a suburb of Portland, Oregon; and the former Western Oregon Community Bank offices in Cottage Grove and Creswell, Oregon. Eugene and Springfield are at the southern end of the Willamette Valley on Interstate 5, with Creswell and Cottage Grove located approximately 12 and 20 miles further south, respectively. Centennial Bank opened the Tigard office in August 1994 and acquired the Western Oregon Community Bank offices in December 1994.

     Centennial Bank provides personalized, quality financial services to its customers and believes this dedication to service has enabled it to maintain a stable and relatively low-cost retail deposit base, while generating a substantial volume of loans. Total deposits increased from $216 million at December 31, 1994 to $268 million at December 31, 1995. Net loans and loans held for sale increased from $160 million at December 31, 1994 to $189 million at December 31, 1995.

     Deposit accounts at Centennial Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). Centennial Bank is not a member of the Federal Reserve System. It is a merchant depository for MasterCard and VISA. Centennial Bank also offers tax-deferred annuities and mutual funds through a contract arrangement with Financial Marketing Group, Inc. of Portland, Oregon. Its revenues from this activity are not significant.

     CENTENNIAL MORTGAGE

     Centennial Mortgage began operations in 1987, originating conventional and federally insured residential mortgage loans for sale in the secondary market. Centennial Bank regularly provides interim financing, generally for 30 to 60 days, for loans originated by Centennial Mortgage. Centennial Mortgage originated $30.0 million, $20.7 million and $44.5 million of mortgages in 1995, 1994 and 1993, respectively. Mortgage loans generally are sold without recourse and with no servicing rights retained. Under certain circumstances, Centennial Mortgage may be obligated to repurchase loans sold in the secondary market. Centennial Mortgage has one office in Eugene, Oregon, and opened an office in Lake Oswego, Oregon, a Portland suburb, in 1993. That office relocated to the Centennial Bank building in Tigard, Oregon in 1995.

     Centennial Mortgage established a residential mortgage construction lending department during 1994 to establish relationships with home builders in the Eugene/Springfield and Portland-area markets and to attempt to generate additional permanent loan activity as the houses-under-construction are sold. Increases in interest rates could adversely affect demand for construction lending, as well as the ability of borrowers to sell the houses when completed, and also could impact Centennial Mortgage's permanent mortgage lending activity.

     HARDING FLETCHER

     In July 1993, Bancorp formed a subsidiary to acquire certain assets of Harding Fletcher, a commercial mortgage banker with offices in Oregon (Lake Oswego), Washington (Tacoma) and California (Sacramento and Fresno). Bancorp paid $320,000 for the Harding Fletcher assets and an additional $80,000 in consideration for a noncompetition agreement with Wallace E. Harding, the President and Chief Executive Officer of Harding Fletcher.

     In August 1995, Bancorp sold substantially all of the assets of Harding Fletcher for $741,000. Under the terms of the asset sale agreement, Bancorp received $155,131 cash for the mortgage servicing rights and certain furniture and equipment. The balance of the purchase price is to be paid over four years from the transaction closing date from a percentage of loan servicing income the buyer receives from the assets sold and from a percentage of loan origination fees for certain identified transactions.

     Harding Fletcher arranged commercial real estate loans, which were funded by insurance companies and other institutional investors. The loans arranged were generally between $500,000 and $35 million in size. Harding Fletcher was not a party to the loans, but was typically retained to service the loans.

BANCORP CONSOLIDATED STATISTICAL INFORMATION

     Bancorp incorporates by reference the following financial and statistical information from its Annual Report to Shareholders for the year ended December 31, 1995:

                                    Centennial Bancorp
                                       Annual Report
                                      to Shareholders
                                         Page No.
                                      --------------------
Investment securities                        15
Loans and reserve for loan losses            16
Deposits                                      7


NET INTEREST INCOME

     For most financial institutions, including Bancorp, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in "volume," "spread" and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During 1995, 1994 and 1993, Bancorp's average interest-earning assets were $252 million, $205 million and $169 million, respectively. During these same years, Bancorp's net interest margin was 6.66%, 7.24% and 6.69%, respectively.

     AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

     The following table sets forth for 1995, 1994 and 1993 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Bancorp.


Year ended December 31,                             1995                           1994                           1993
                                       ------------------------------ ------------------------------  -----------------------------
                                                   Interest   Average            Interest    Average              Interest  Average
                                       Average    income or yield or  Average    income or  yield or   Average   income or yield or
                                       balance(1)  expense    rates   balance(1)  expense    rates    balance(1)  expense   rates
                                       ---------- --------- --------- ---------- ---------  --------  ---------- --------- --------
ASSETS:                                                                   (Dollars in thousands)

Interest-earning due from banks        $  5,971   $   352    5.90%    $  2,498   $   110     4.40%    $  4,012   $   118    2.94
Securities - taxable                     40,116     2,403    5.99       36,632     1,927     5.26       25,561     1,264    4.95
Securities - tax-exempt(2)               24,159     1,827    7.56       23,040     1,866     8.10       20,844     1,816    8.71
Federal funds sold                        5,618       317    5.64        3,349       131     3.91        3,964       112    2.83
Loans and loans held for sale (3)       176,384    20,909   11.85      139,672    16,003    11.46      114,414    12,092   10.57
  Total interest-earning assets/
    interest income                     252,248    25,808   10.23      205,191    20,037     9.77      168,795    15,402    9.12
Reserve for loan losses                  (1,824)                        (1,652)                         (1,280)
Cash and due from banks                  16,975                         14,562                          12,323
Premises and equipment, net               8,477                          5,981                           5,815
Other real estate owned                      22                            957                             532
Other assets                              5,854                          4,236                           4,059
  Total assets                         $281,752                       $229,275                        $190,244
                                       ========                       ========                        ========
LIABILITIES AND SHAREHOLDERS' EQUITY:
Savings and interest-bearing demand    $107,983     3,352    3.10     $101,256     2,333     2.30     $ 86,593     2,178    2.52
Time deposits                            71,912     4,146    5.77       47,258     2,106     4.46       40,335     1,611    3.99
Short-term borrowings                    13,823       861    6.23        4,259       174     4.09        1,002        38    3.79
Long-term debt                            9,200       645    7.01        7,410       559     7.54        6,434       275    4.27
  Total interest-bearing liabilities
 /interest expense                      202,918     9,004    4.44      160,183     5,172     3.23      134,364     4,102    3.05
Demand deposits                          53,399                         47,406                          36,931
Other liabilities                         2,133                          2,984                           3,048
  Total liabilities                     258,450                        210,573                         174,343
Shareholders' equity                     23,302                         18,702                          15,901
                                       --------   -------             --------   -------              --------   -------
 Total liabilities and shareholders'
   equity                              $281,752                       $229,275                        $190,244
                                       ========                       ========                        ========
Net interest income                               $16,804                        $14,865                         $11,300
                                                  =======                        =======                         =======
Net interest spread (2)                                      5.79%                           6.54%                          6.07%
                                                             =====                          ======                         =====
Net interest margin (2)                                      6.66%                           7.24%                         6.69%

-----------------------------------------

(1)  Average balances are based on daily averages and include nonaccrual loans.

(2) Average yield on nontaxable securities, net interest spread and net interest margin have been computed on a 34% tax-equivalent basis.

(3)  Nonaccrual loans  ($631,100,  $783,200 and $311,500 in 1995, 1994 and 1993,
     respectively) have been included in the computation of average loans and loans held for sale. Loan fees recognized, included in interest income, totalled $2,541,800, $2,958,600 and $1,626,000 in 1995, 1994 and 1993,
     respectively.

  ANALYSIS OF CHANGES IN INTEREST RATE DIFFERENTIAL

     The following table shows the dollar amount of the increase (decrease) in Bancorp's interest income and interest expense for the years indicated, on a tax-equivalent basis, and attributes such dollar amounts to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rate changes, which were immaterial, have been allocated equally between interest rate and volume.

                                  1995 vs. 1994                        1994 vs. 1993
                                    Change in                            Change in
                               net interest income                net interest income
                                     due to                               due to
                          ----------------------------         ------------------------------
                          Volume      Rate        Total        Volume       Rate       Total
                          ------     ------       ------       ------      ------     -------
                                                   (In thousands)

Interest income:
  Balances due from banks $  179      $   63      $  242       $ (56)      $   48     $   (8)
  Securities - taxable       196         280         476          565          98        663
  Securities - tax-exempt     88        (127)        (39)         185        (135)        50
  Federal funds sold         108          78         186          (21)         40         19
  Loans                    4,279         627       4,906        2,782       1,129      3,911
                          ------      ------      ------       ------      ------     ------
   Total interest income   4,850         921       5,771        3,455       1,180      4,635
                          ------      ------      ------       ------      ------     ------

Interest expense:
  Deposits:
   Savings and interest-
     bearing-demand          182         837       1,019          353        (198)       155
   Time                    1,260         780       2,040          293         202        495
  Short-term borrowings      493         194         687          128           8        136
  Long-term debt             130         (44)         86           58         226        284
                          ------      -------     ------       ------      ------     ------
   Total interest expense  2,065       1,767       3,832          832         238      1,070
                          ------      ------      ------       ------      ------     ------
Net interest income       $2,785      $ (846)     $1,939       $2,623      $  942     $3,565
                          ======      ======      ======       ======      ======     ======



MARKET AREAS

     Centennial Bank's primary market area is the Eugene/ Springfield area at the southern end of Oregon's Willamette Valley. The populations of Eugene and Springfield total approximately 170,000. The area's economy depends primarily upon educational institutions, U.S. and local government, forest products, general manufacturing (especially small manufacturing and high-technology industries), health care and tourism. The University of Oregon, located in Eugene, is the area's largest employer.

     Centennial Bank also has branch offices in Cottage Grove and Creswell, Oregon, located approximately 20 and 12 miles south, respectively, of Eugene and Springfield. The populations of Cottage Grove and Creswell total approximately 10,000. Their economies similarly depend primarily upon forest products, general manufacturing, agriculture and tourism.

     In August 1994, Centennial Bank opened a branch office in Tigard, a suburb of Portland, Oregon. The Portland metropolitan area has a diverse economy and a population of approximately 1.3 million. Management believes the Portland metropolitan area offers an opportunity to increase Bancorp's asset size and business operations, and to provide diversification of risk in its loan portfolio through the diversity of the economic market in the metropolitan area.

LENDING ACTIVITIES

     GENERAL

     Bancorp provides a broad range of commercial and real estate lending services. Currently, the primary focus of Bancorp's lending activities is to provide commercial loans to small- to medium-sized businesses with annual revenues typically up to $20 million, and to professionals. Most of Bancorp's loans are made to customers in the trade areas served by branch offices.

     Bancorp also makes construction loans and makes secured real estate loans, most of which are sold in the secondary markets. Bancorp makes consumer loans, primarily to accommodate existing customers, but does not actively pursue such lending.

     Bancorp strives to maintain sound loan underwriting standards with written loan policies, conservative individual and branch limits and, depending on the size of the commitment, reviews by Centennial Bank's Administrative Loan and Asset/Liability committees. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management further seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral. In-house legal counsel assists in loan documentation and collections.

     LOAN PORTFOLIO COMPOSITION

     The following table sets forth information with respect to the composition of Bancorp's loan portfolio (loans and loans held for sale) by type of loan at December 31 for each of the last five years:


                                                              December 31,
                          ----------------------------------------------------------------------------------
                            1995               1994                1993                1992           1991
                          --------           --------            ---------           --------       --------
                                                          (Dollars in thousands)

Commercial and other      $ 78,564           $ 66,845            $ 61,640            $48,496        $50,833
Real estate - mortgage      59,204             56,792              44,253             34,774         32,913
Real estate - construction  44,003             29,337              11,626              5,214          1,572
Installment                  5,929              6,951              10,653              9,179          8,722
Lease financing              4,001              2,686                 138                 --            --
                          --------           ---------           ---------           -------        --------
   Total loans and loans
       held for sale       191,701            162,611             128,310             97,663         94,040

 Less deferred loan fees      (611)              (600)               (394)              (155)           (52)
 Less reserve for loan
   losses                   (1,928)            (1,700)             (1,514)            (1,078)        (1,116)
                          ---------          ---------           --------           --------        -------

Loans receivable, net     $189,162           $160,311            $126,402            $96,430        $92,872
                          ========           ========            ========            =======        =======




     The following table presents the aggregate maturities of loans in each major category of Bancorp's loan portfolio at December 31, 1995. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

     The following table presents the aggregate maturities of loans in each major category of Bancorp's loan portfolio at December 31, 1995. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.


                                                                        Due after                                 Total
                                         Due within                  one but within         Due after           loans by
  Loan category                            one year                    five years          five years           category
  -------------                          -----------                 ---------------       ----------           ---------
                                                                            (Dollars in thousands)

Commercial                                $ 58,803                    $14,993                 $ 4,457           $ 78,253
Real estate - mortgage                      19,493                     22,053                  13,085
Real estate - construction                  39,972                      4,031                      --             54,631
Installment                                  3,572                      2,274                      83             44,003
Loans held for sale                             --                         --                   4,573              5,929
Lease financing                                124                      2,444                     118              4,573
Other                                           --                        311                      --              4,001
Less deferred loans fees                      (234)                      (277)                   (100)               311
                                                                                                                    (611)
                                          ---------                   --------                --------          ---------
Total loans by maturity                   $121,607                    $47,386                 $22,097           $191,090
                                          ========                    =======                 =======           ========



     Of Bancorp's $69.5 million of loans that mature after one year, a total of $55.4 million (79.7%) are fixed-rate loans, and a total of $14.1 million (20.3%) are variable-rate loans.

     At December 31, 1995, $79.6 million (approximately 41.7% of Bancorp's loan portfolio) had fixed interest rates and $111.5 million (approximately 58.3%) had variable interest rates.

     COMMERCIAL LOANS

     Commercial loans that are not collateralized by real estate represent the largest category of Bancorp's loans. Bancorp's areas of emphasis include, but are not limited to, loans to small- to medium-sized businesses and to professionals. Bancorp provides a wide range of commercial business loans, including lines of credit for working capital and term loans for the acquisition of equipment and other purposes. Collateral generally includes equipment, accounts receivable and inventory. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis.

     At December 31, 1995, approximately 62% of Bancorp's commercial loans had floating or adjustable interest rates; the remaining 38% had fixed interest rates. Operating lines of credit are payable on demand and subject to annual renewal. Term loan maturities generally range from one to five years. Commercial loans outstanding at December 31, 1995 were $78.3 million, compared to $66.5 million at December 31, 1994 and $60.0 million at December 31, 1993. Management believes the increases in 1995 and 1994 were primarily a result of Centennial Bank's business development program and the opening of the branch office in Tigard, Oregon in August 1994. Nonaccrual loans in this category totalled $478,000 at December 31, 1995 ($693,000 at December 31, 1994); there were no restructured loans at December 31, 1995 or 1994.

     REAL ESTATE MORTGAGE LOANS

     Real estate mortgage loans represent Bancorp's second largest category of loans. Of the $54.6 million of real estate mortgage loans outstanding at December 31, 1995, $36.7 million were made to commercial customers where the collateral for the loans included the real estate occupied by the customers' businesses. Therefore, many loans characterized as real estate mortgage loans could be characterized as commercial loans that are collateralized by real estate. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. These borrowers may be more sensitive to changes in economic conditions than are residential loan customers. Real estate mortgage loans outstanding decreased to $54.6 million at December 31, 1995 from $56.8 million at December 31, 1994. The decrease was primarily a result of customers refinancing or otherwise paying off older mortgage loans with higher interest rates. Real estate mortgage loans increased to $56.8 million at December 31, 1994 from $47.5 million at December 31, 1993. The increase was primarily a result of new customers, and a change in Bancorp's reporting category of home equity loans from installment to real estate to conform with federal regulatory reporting requirements. At December 31, 1995 and 1994, there were no nonaccrual loans or restructured loans in this category.

     At December 31, 1995, $31.6 million (or approximately 58%) of Bancorp's real estate mortgage loans had fixed interest rates and $23.0 million (or approximately 42%) had floating or adjustable interest rates. Maturities of real estate mortgage loans usually range from one to ten years.

     Bancorp's underwriting standards specify the following maximum loan-to-value ratios for real estate loans: 90% for loans collateralized by owner-occupied residences, 80% for other residential loans and for construction loans, and 70% for commercial real estate loans. Management believes that Bancorp's current real estate mortgage portfolio does not present a material risk of loan losses.

     Bancorp originates SBA real estate loans on owner-occupied properties where the maturities may be up to 20 years, and the loan-to-value ratio may reach 75% of appraised value or cost, whichever is lower. Up to 90% of the amount of these loans is guaranteed or insured by an agency of the U.S. Government. The guaranteed portion of these loans is typically sold to secondary-market investors.

     REAL ESTATE CONSTRUCTION LOANS

     Bancorp makes construction loans to individuals and contractors to construct single-family primary residences or second homes and, to a much lesser extent, small multi-family residential projects. The construction loans represent custom homes, pre-sold homes and homes that are not pre-sold. These loans generally have maturities of six to nine months. Interest rates are typically adjustable, although fixed-rate loans are also made under appropriate conditions. Centennial Bank provides funding for all the construction loans originated by Centennial Mortgage, and Centennial Mortgage provides monitoring and reporting services on all construction loans made by Centennial Bank.

     Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Bancorp might have to advance funds beyond the amount originally committed to permit completion of the development and to protect its security position. Bancorp might also be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Bancorp's underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Bancorp endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers, by dealing only with qualified builders/borrowers, and by closely monitoring the construction projects through the process of completion and sale.

     At December 31, 1995 and 1994, there were no nonaccrual loans or restructured loans in this category.

     INSTALLMENT LOANS

     Bancorp does not actively solicit consumer loans, but makes such loans primarily as a convenience to existing customers. Bancorp includes in its installment loan category personal lines of credit, as well as consumer installment loans (such as for automobile purchases). Consumer loans may be collateralized or unsecured. Collections depend principally on the borrower's financial condition or cash flow.

     Installment loans were $5.9 million at December 31, 1995 compared to $7.0 million at December 31, 1994 and $9.1 million at

December 31, 1993. These decreases were primarily due to Bancorp's focus on lending to businesses and professionals and significant competition for consumer loans from the many credit unions, banks and finance companies in the market areas served by Bancorp. The $2.1 million decrease at December 31, 1994 as compared to December 31, 1993 also reflects the reclassification of home equity loans from installment to real estate to conform with federal regulatory reporting requirements. At December 31, 1995 and 1994, there were no nonaccrual loans or restructured loans in this category.

     COMMITMENTS AND CONTINGENT LIABILITIES

     In the ordinary course of business, Bancorp enters into various types of transactions that include commitments to extend credit and standby letters of credit as described in Note 10 of Notes to Consolidated Financial Statements of Bancorp, which are incorporated by reference from Bancorp's 1995 Annual Report to Shareholders. Bancorp applies the same credit standards to these commitments as it uses in all its lending processes and has included these commitments in its lending risk evaluations. Collateral for these commitments may include cash, securities and/or real estate.

     CREDIT AUTHORITY AND LOAN LIMITS

     All Bancorp loans and other credit facilities are subject to credit and collateral approval procedures and loan amount limitations. Individual loan officers and branch managers have authority to approve loans in amounts up to established limits, generally ranging from $25,000 to $50,000. Loans in excess of branch limits, or not in conformance with credit or collateral criteria, are reviewed by Centennial Bank's Administrative Loan Committee. The Asset/Liability Committee, a majority of whom are nonofficer members of Centennial Bank's Board of Directors, reviews loan applications over established Administrative Loan Committee limits. All loans in excess of $25,000 to executive officers and directors of Bancorp or any of its subsidiaries must be approved by the Asset/Liability Committee and ratified by Centennial Bank's Board of Directors.

     Under Oregon law, permissible loans from a financial institution to one borrower are generally limited to 15% of the institution's aggregate paid-up and unimpaired capital and surplus (which includes capital debentures with a maturity date of more than five years). At December 31, 1995, Centennial Bank's permissible loan limit was $2.5 million (or $4.2 million if the loan is collateralized by real estate).

     Loan pricing decisions are based on an evaluation of risk, cost of funds, operating and administrative costs, a reserve for loan losses, desired profit margin and other factors. Loan risk is based in part on a risk rating assigned to each loan. Bancorp uses a computerized pricing system that analyzes a borrower's total contribution to net interest income.

     Centennial Bank sells loan participations to accommodate borrowers whose financing needs exceed Centennial Bank's lending limits, and to diversify risk. Centennial Bank occasionally purchases participations in loans from correspondent banks. Centennial Bank's policies prohibit aggregate purchased participations in excess of 10% of Centennial Bank's loan portfolio.

NONPERFORMING ASSETS

     Nonperforming assets consist of loans past due 90 days or more, nonaccrual loans, restructured loans and other real estate owned ("OREO"). The following table sets forth information concerning Bancorp's nonperforming assets at the end of each of the last five years:



                                                                                 DECEMBER 31,
                                                          ------------------------------------------------------
                                                           1995        1994        1993         1992        1991
                                                          ------      ------      ------       ------      -----
                                                                         (Dollars in thousands)
Nonperforming loans:
  Loans past due 90 days or more                          $  645      $  190      $  186       $  203      $  104
  Nonaccrual loans                                           478         693         881           --         119
  Restructured loans                                          --          --          --           --          --
                                                         -------     -------     -------      -------     -------
     Total nonperforming loans                             1,123         883       1,067          203         223
  Other real estate owned (1)                                 --         392         221          549         169
                                                          ------      ------      ------       ------      ------
     Total nonperforming assets                           $1,123      $1,275      $1,288       $  752      $  392
                                                          ======      ======      ======       ======      ======

Reserve for loans losses                                  $1,928      $1,700      $1,514       $1,078      $1,116
Ratio of total nonperforming assets
  to total assets                                            .35%        .49%        .58%         .41%        .24%
Ratio of total nonperforming loans
  to total loans                                             .59         .54         .83          .21         .23
Ratio of reserve for loan losses
  to total nonperforming loans                               172         193         142          531         500


----------

(1) OREO consists of real estate acquired through foreclosure or by a deed in lieu of foreclosure. The OREO specified above does not include Bancorp's former head office facility, which was reclassified as OREO in 1993 and sold in 1994.

     Bancorp's total nonperforming assets decreased by $152,000 during 1995 and decreased by $13,000 during 1994. Total nonperforming assets, as a percentage of total assets, decreased to .35% at December 31, 1995 from .49% at December 31, 1994 and .58% at December 31, 1993. Nonperforming loans, comprised of loans past due 90 days or more, nonaccrual loans and restructured loans, increased by $240,000 during 1995 and increased by $56,000 during 1994. Nonperforming loans, as a percentage of total loans, increased to .59% at December 31, 1995 from .54% at December 31, 1994, but decreased from .83% at December 31, 1993.

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, Bancorp's policy is to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been $74,000 in 1995, $77,000 in 1994 and $46,000 in 1993. The amount recognized as interest income on these loans was none in 1995 and 1994 and $41,000 in 1993.

     Restructured loans are those for which concessions have been granted due to the borrower's weakened financial condition or other factors. Such concessions may include reduction of interest rates below rates otherwise available to that borrower or deferral of interest or principal. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Bancorp had no restructured loans at December 31, 1995 or 1994.

     OREO consists of real estate acquired by Bancorp through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of fair market value (less anticipated selling costs) or the principal balance of the related loan. Any excess of the loan balance over fair value of the property is charged to the reserve for loan losses.

     At December 31, 1995, Bancorp held no OREO. At December 31, 1994, Bancorp's OREO consisted of one single-family dwelling with acreage in Springfield, Oregon. At that date, the book value of the property was $392,000, which was sold during 1995 for a loss of $25,000. At December 31, 1993, Bancorp's OREO consisted of one single-family dwelling and one commercial building, with an aggregate book value of $221,000, which was sold for a loss of $28,000.

ANALYSIS OF THE RESERVE FOR LOAN LOSSES

     The reserve for loan losses represents management's estimate of the losses inherent in the loan portfolio. The reserve is based primarily on management's evaluation of the overall quality and risk characteristics of Bancorp's loan portfolio, which is dependent upon numerous interrelated factors including present nonperforming and delinquent loans, borrowers' perceived abilities to repay, value of collateral, general and local economic conditions and historical loan loss experience.

     Centennial Bank's Asset/Liability Committee reviews the adequacy of the reserve for loan losses quarterly. Although determination of the adequacy of the reserve involves substantial subjective judgment based on the Committee's analysis of the risk characteristics of the entire loan portfolio, the Committee also uses three quantitative methods to analyze the adequacy of the reserve. Under the first method, management assigns a specific percentage to each nonperforming, substandard or doubtful loan in Bancorp's loan portfolio to calculate a total amount of average anticipated loan losses.

     The second method uses the risk-weighted ratings (from one through five) developed by the FDIC, with management assigning a percentage to the loans in the various risk categories (using .0025% for loans in the lowest risk category up to 25% for loans in the highest risk category) to calculate an alternative amount of possible losses.

     The third method is in accordance with the requirements of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which Bancorp adopted on January 1, 1995. Under SFAS 114, a loan is considered impaired based on current information and events if it is probable that Bancorp will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This policy is generally consistent with Bancorp's nonaccrual policy. Bancorp also specifically examines all loans greater than $100,000 that are identified on an internal watch list. Loans which are over 90 days contractually delinquent and loans which have developed inherent problems prior to being 90 days delinquent may be considered impaired. An insignificant delay or shortfall in the amount of payments is not an event that, when considered in isolation, would automatically cause a loan to be considered impaired for purposes of SFAS
114. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

     The amounts calculated by the quantitative methods are then compared by the Committee to the reserve for loan losses in evaluating the adequacy of the reserve.

     As a result of the decline in real estate market values in many parts of the United States and the significant losses experienced by many financial institutions, regulators have increasingly scrutinized loan portfolios and loss reserves, particularly with respect to commercial and multi-family residential real estate loans. Management believes that Bancorp's reserve for loan losses is adequate to cover anticipated losses and is in accordance with generally accepted accounting principles. There can be no assurance, however, that management will not decide to increase the reserve for loan losses or that regulators will not require Bancorp to increase the reserve, either of which events could adversely affect Bancorp's results of operations. Further, there can be no assurance that Bancorp's actual loan losses will not exceed its reserve.

     The following table sets forth information regarding changes in Bancorp's reserve for loan losses for each of the last five years:


                                                              At or for the year ended December 31,
                                             -------------------------------------------------------------------
                                               1995           1994            1993           1992           1991
                                             --------       --------        --------       --------       ------
                                                                   (Dollars in thousands)


Loans and loans held for sale
  at year-end                                $191,090       $162,011       $127,916        $97,508        $93,988
                                             ========       ========       ========        =======        =======
Average loans and
  loans held for sale                        $176,384       $139,672       $114,414        $98,476        $88,385
                                             ========       ========       ========        =======        =======
Reserve for loan losses,
  beginning of year                          $  1,700       $  1,514        $ 1,078        $ 1,116        $   961
Charge-offs:
  Commercial and other                           (128)          (108)           (18)          (112)           (54)
  Real estate - construction                       --             --             --             --             --
  Real estate - mortgage                           --            (17)            --           (160)           (63)
  Installment                                     (34)           (22)           (17)           (32)            (9)
                                             --------       --------        -------        -------        -------
     Total charge-offs                           (162)          (147)           (35)          (304)          (126)
                                             --------       --------        -------        -------        -------
Recoveries:
  Commercial and other                             10              8              7              5             30
  Real estate - construction                        3             --            149             --             --
  Real estate - mortgage                            7             --             --             --             14
  Installment                                      20             10              5              5              2
                                             --------       --------        -------        -------        -------
     Total recoveries                              40             18            161             10             46
                                             --------       --------        -------        -------        -------
Net loans (charged off) recovered                (122)          (129)           126           (294)           (80)
Provision for loan losses                         350            315            310            256            235
                                             --------       --------        -------        -------        -------
Reserve for loan losses
  at year-end                                $  1,928       $  1,700        $ 1,514        $ 1,078        $ 1,116
                                             ========       ========        =======        =======        =======

Ratio of net loans (charged off)
  recovered to average
  loans outstanding                             (.07)%         (.09)%           .11%          (.30)%         (.09)%
Ratio of reserve for loan losses
  to loans at year-end                          1.01           1.05            1.18           1.11           1.19



         Anticipated loan losses are charged against the reserve for loan losses when, in management's opinion, ultimate recovery is unlikely or when bank examiners require a charge-off. As the actual amount of loss with respect to specific loans is often dependent upon future events (including liquidation of collateral), Bancorp cannot accurately predict precisely what losses, if any, will be sustained with respect to specific loans. Historical experience has also shown that, at any particular time, loan losses may exist in a loan portfolio that have not yet been identified. For these reasons, although management analyzes specific loans in determining the adequacy of its reserve for loan losses, it does not normally allocate the reserve to specific groups or categories of loans. Management estimates, however, that the allocation of the reserve for loan losses by loan category at the end of each of the last five years was as set forth below:


                                                                                Amount of             Loans in
                                                                                reserve             category as a
                                                                                  for               percentage of
                                                                                 loan                 total gross
                                                                                 losses                  loans
                                                                                ---------           -------------

                                                                                      (Dollars in thousands)
    December 31, 1995
----------------------------
Commercial and other                                                            $1,200                    44.1%
Real estate - mortgage                                                             125                    29.2
Real estate - construction                                                         520                    23.5
Installment                                                                         35                     3.2
Unallocated                                                                         48                      --
                                                                                ------                   -----
  Total                                                                         $1,928                   100.0%
                                                                                ======                   =====

    December 31, 1994
----------------------------
Commercial and other                                                            $1,000                    42.8%
Real estate - mortgage                                                             125                    34.9
Real estate - construction                                                         500                    18.0
Installment                                                                         35                     4.3
Unallocated                                                                         40                      --
                                                                                ------                   -----
  Total                                                                         $1,700                   100.0%
                                                                                ======                   =====

    December 31, 1993
----------------------------
Commercial and other                                                            $  550                    46.8%
Real estate - mortgage                                                             120                    37.0
Real estate - construction                                                         115                     9.1
Installment                                                                         35                     7.1
Unallocated                                                                        696                      --
                                                                                ------                   -----
  Total                                                                         $1,516                   100.0%
                                                                                ======                   =====

    December 31, 1992
----------------------------
Commercial and other                                                            $  550                    49.7%
Real estate - mortgage                                                             120                    35.6
Real estate - construction                                                         100                     5.3
Installment                                                                         30                     9.4
Unallocated                                                                        278                      --
                                                                                ------                   -----
  Total                                                                         $1,078                   100.0%
                                                                                ======                   =====

    December 31, 1991
----------------------------
Commercial and other                                                            $  552                    54.1%
Real estate - mortgage                                                             120                    35.0
Real estate - construction                                                         100                     1.7
Installment                                                                         30                     9.2
Unallocated                                                                        314                      --
                                                                                ------                   -----
  Total                                                                         $1,116                   100.0%
                                                                                ======                   =====


     The following table details the carrying value of Bancorp's impaired loan, in accordance with SFAS 114, by type of loan as of December 31, 1995:

                                                                                                            Net
                                                                   Recorded         Valuation            Carrying
                                                                    Amount          Allowance              Value
                                                                   ---------        ---------            ---------

Commercial                                                         $424,000         $100,000              $324,000
                                                                   ========         ========              ========

     The above impaired loan was measured based on the fair value of the loan's collateral. The allowance for loan losses for all other loans is determined based on the methodology discussed above.


INVESTMENT ACTIVITIES

     Bancorp's investment portfolio is comprised of U.S. government securities, municipal securities, mortgage-backed securities, corporate bonds and equity securities.

     Bancorp's primary investment objectives are to maintain liquidity and to generate after-tax profits consistent with the risk guidelines established by the Board of Directors. At December 31, 1995 and 1994, Blount Investment Group, of Eugene, Oregon, advised Bancorp with respect to the investment portfolio. Centennial Bank has extended loans to Blount Investment Group and its affiliates. Such loans are made on terms, including interest rates and collectibility, no more favorable to the borrowers than loans to other borrowers.

     All of the securities held in the investment portfolio were classified as available-for-sale at December 31, 1995 and 1994. Those securities will be sold as necessary to provide liquidity and to respond to interest rate changes. Because these securities are carried at their market value, fluctuations in interest rates could affect the carrying value of these securities and, therefore, the reported shareholders' equity of Bancorp.

     The following table provides the carrying values of Bancorp's investment portfolio at the end of each of the last three years. See Note 2 of Notes to Consolidated Financial Statements for more information about investment securities held at December 31, 1995 and 1994.


                                                                                       December 31,
                                                                        -------------------------------------------
                                                                          1995             1994             1993
                                                                        -------          -------           ------
                                                                                    (In thousands)

U.S. Treasuries                                                         $ 8,428          $15,162           $13,394
U.S. Government agencies                                                 29,422            8,457             2,460
States and political subdivisions                                        23,845           17,088            21,159
Bankers' acceptances                                                         --               --             3,941
Corporate bonds                                                           2,300            5,118             5,037
Mortgage-backed securities                                                8,929            8,727             9,496
                                                                        -------          -------           -------
  Total debt securities                                                  72,924           54,552            55,487
Equity securities                                                         4,040            4,243             2,615
                                                                        -------          -------           -------
     Total investment securities                                        $76,964          $58,795           $58,102
                                                                        =======          =======           =======



     The following table provides the carrying values, principal amounts, maturities and weighted average yields of Bancorp's investment securities at December 31, 1995, all of which are classified as available-for-sale:



                                                                  Carrying
                                                                   value                                        Weighted
                                                                 (fair market            Principal               average
         Type and maturity                                         value)                  amount               yield(1)
         -----------------                                        -----------            ---------              --------
                                                                                (Dollars in thousands)


U.S. Treasuries
  Due within 1 year                                                $ 4,003                $ 4,000               4.61%
  Due after 1 but within 5 years                                     4,164                  4,150               5.29
  Due after 5 but within 10 years                                      261                    250               5.83
                                                                   -------                -------
   Total U.S. Treasuries                                             8,428                  8,400               4.98

U.S. Government Agencies
  Due after 1 but within 5 years                                     1,206                  1,200               6.37
  Due after 5 but within 10 years                                   27,564                 27,200               7.01
  Due after 10 years                                                   652                    650               7.15
                                                                   -------                -------
    Total U.S. Government Agencies                                  29,422                 29,050               6.99

States and political political
  Due within 1 year                                                    388                    385               6.89
  Due after 1 but within 5 years                                       305                    300               7.27
  Due after 5 but within 10 years                                   14,543                 14,240               7.90
  Due after 10 years                                                 8,609                  8,595               8.20
                                                                   -------                -------
    Total states and political subdivisions                         23,845                 23,520               7.98

Corporate bonds
  Due after 1 but within 5 years                                       200                    200               6.30
  Due after 5 but within 10 years                                    2,100                  2,010               6.12
                                                                   -------                -------
    Total corporate bonds                                            2,300                  2,210               6.14

Mortgage-backed securities
 (U.S. Government agencies)                                          8,929                  8,935               5.45
                                                                   -------                -------

        Total debt securities                                       72,924                 72,115               6.86

Equity securities                                                    4,040                  4,040
                                                                   -------                -------

             Total securities                                      $76,964                $76,155
                                                                   =======                =======

------------

(1) Weighted average yield on state and political subdivisions has been computed on a 34% tax-equivalent basis.

DEPOSITS

     Centennial Bank offers a variety of accounts for depositors designed to attract short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), savings accounts, money market accounts, checking and negotiable order of withdrawal ("NOW") accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Centennial Bank does not pay brokerage commissions to attract deposits.

     Centennial Bank has developed a special account for customers age 50 or older (called the "50+ Account"). The 50+ Account is designed to attract customers in this age group, who generally have higher than average deposits and favorable ability to repay borrowings. Centennial Bank also markets to small- to medium-sized businesses and to professionals in its commercial lending program. These types of customers also create substantial deposits, resulting in low-cost funds being available for Centennial Bank's lending activities. Management believes that Centennial Bank's percentage of demand deposits (relative to total deposits) is among the highest in Oregon.

     The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the years ended December 31, 1995, 1994 and 1993:



                                                                       1995                1994             1993
                                                                -----------------   -----------------   ---------------
                                                                     Average             Average             Average
                                                                -----------------   -----------------   ----------------
                                                                Balance     Rate    Balance    Rate     Balance    Rate
                                                                -------     -----   --------   ------   -------    -----
                                                                                    (Dollars in thousands)

Noninterest-bearing demand                                      $ 53,399    N/A     $ 47,406    N/A     $ 36,931   N/A
Interest-bearing demand                                           92,937    3.23%     82,916    2.45%     70,966   2.48%
Savings                                                           15,046    2.34      18,340    2.48      15,627   2.77
CDs                                                               71,912    5.77      47,258    4.24      40,335   3.99
                                                                --------            --------            --------
                Total                                           $233,294    4.17    $195,920    2.31    $163,859   2.32
                                                                ========            ========            ========

     The following table shows the dollar amount of CDs that had balances of $100,000 or more at December 31, 1995 and 1994:



                                                       December 31
                                               ------------------------------
                                                1995                   1994
                                               ------                -------
                                                         (In thousands)

CDs $100,000 or over with remaining maturity:
   Three months or less                         $ 9,788              $ 6,692
   Over three months through six months          19,449                6,499
   Over six months through twelve months          1,472                3,349
   Over twelve months                               105                  101
                                                -------              -------
      Total                                     $30,814              $16,641
                                                =======              =======




SHORT-TERM BORROWINGS

     At  December  31,  1995,  Bancorp's  short-term   borrowings  consisted  of
securities sold under agreements to repurchase totalling $3.4 million and advances from the Federal Home Loan Bank of Seattle totalling $8.0 million.

     Securities sold under agreements to repurchase generally range in duration from one to eighty-nine days. The advances from the Federal Home Loan Bank of Seattle are due May 1996 and bear interest of 5.87%.

     The following table sets forth certain information with respect to short-term borrowings at December 31 and during each of 1995, 1994 and 1993:



                                                                                             December 31,
                                                                              ----------------------------------------
                                                                                1995            1994              1993
                                                                              --------        --------          ------
                                                                                       (Dollars in thousands)
Amount outstanding at year-end                                                $11,419         $11,840            $  300
Weighted average interest rate at year-end                                      5.59%           6.23%             3.00%
Maximum amount outstanding at any
                month-end during the year                                     $16,458         $16,541            $4,580
Daily average amount outstanding
                during the year                                               $13,823          $4,259            $1,002
Average weighted interest rate
                during the year                                                 6.23%           4.09%             3.79%




LONG-TERM DEBT

     At December 31, 1995, Bancorp's long-term debt consisted of $9.2 million of Convertible Exchangeable Redeemable Subordinated Debentures (the "Convertible Debentures"). Interest on the Convertible Debentures is payable semiannually at the rate of 7% per year. The Convertible Debentures mature on May 1, 2004, subject to prior conversion, redemption or exchange.

     Holders of Convertible Debentures may convert the principal amount of the Convertible Debentures into shares of Bancorp Common Stock at a price of $10.307 per share. Subsequent to December 31, 1995 (through March 15, 1996), holders converted $240,000 of the Convertible Debentures into 23,279 shares of Bancorp's Common Stock.

     Bancorp has the right to require that the Convertible Debentures be exchanged for Series A Preferred Stock if the Board of Directors of Bancorp deems it necessary to meet regulatory capital guidelines. Any such exchange would occur at the rate of one share of Series A Preferred Stock for each $25 in principal amount of Convertible Debentures. Any such exchange would apply to all outstanding Convertible Debentures.

     The Convertible Debentures may be redeemed at the option of Bancorp. Any redemption occurring prior to May 1, 1998 would involve a redemption premium. The Convertible Debentures may not be redeemed prior to May 1, 1997, unless the closing sale price of the Bancorp Common Stock has been at least $14.43 for at least 20 trading days within a 30-day period prior to the date of the redemption notice. Bancorp may redeem fewer than all the Convertible Debentures.

     The Convertible Debentures are governed by an Indenture Agreement. The Indenture Agreement restricts the ability of Bancorp to incur certain indebtedness and limits cash dividends and other capital distributions by Bancorp.

RETURN ON EQUITY AND ASSETS

     The following table sets forth Bancorp's return on daily average assets and equity for 1995, 1994 and 1993:


                                                                              1995           1994              1993
                                                                             -------        --------          ------
                                                                                        (Dollars in thousands)

                Net income                                                   $  4,551        $  3,502          $  2,763
                Average total assets                                          281,752         229,275           190,244
                Return on average assets                                        1.62%           1.53%             1.45%

                Net income                                                   $  4,551        $  3,502          $  2,763
                Average equity                                                 23,302          18,702            15,901
                Return on average equity                                       19.53%          18.72%            17.38%

                Average total equity                                         $ 23,302        $ 18,702          $ 15,901
                Average total assets                                          281,752         229,275           190,244
                Average total equity to assets ratio                            8.27%           8.16%             8.36%


COMPETITION

     Commercial banking in Oregon is highly competitive with respect to both loans and deposits. Centennial Bank competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions with respect to the scope and type of services offered, interest rates paid on deposits and pricing of loans, among other factors.

     Many of these competitors have substantially greater resources than Centennial Bank and have branches in more locations. Certain of these competitors have larger lending capabilities due to their greater size, and provide other services that Centennial Bank does not offer.

     Centennial Bank competes for loans principally through the range and quality of the services it provides. Centennial Bank believes its personal service philosophy and its focus on small- to medium-sized businesses and on professionals enables it to compete effectively with other financial institutions for the loans and deposits it seeks. To serve customers whose borrowing requirements exceed its lending limits, Centennial Bank arranges participations with other lenders.

     During the past several years, many financial institutions in Oregon have merged or consolidated. Management believes that, in many cases, the acquiring institutions have shifted the focus of the acquired banks away from the small- to medium-sized businesses that are at the core of Bancorp's marketing efforts. Bancorp intends to capitalize on this banking environment.

EMPLOYEES

     Centennial Bancorp has no employees other than its executive officers, who are also employees of Centennial Bank. At December 31, 1995, Centennial Bank and Centennial Mortgage had 146 and 24 full-time equivalent employees, respectively. Bancorp places a high priority on selective hiring and development of staff. Staff development involves training in customer service, marketing and regulatory compliance. Bancorp has adopted extensive incentive programs for employees that focus and are dependent on the achievement of certain of Bancorp's financial, service and marketing goals.

     None of Bancorp's employees is covered by collective bargaining agreements, and management believes that Bancorp's relationship with its employees is good.

                           SUPERVISION AND REGULATION

     Bancorp and Centennial Bank are extensively regulated under federal and Oregon law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund, not shareholders of Bancorp. The following information is qualified in its entirety by reference to applicable statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of Bancorp and its subsidiaries.


CENTENNIAL BANCORP

                GENERAL

     Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). Bancorp is required to file an annual report and such other reports as the FRB may require.

                ACQUISITIONS

     As a bank holding company, Bancorp is required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB may not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti- competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The FRB also considers managerial, capital and other financial factors in acting on acquisition or merger applications. Bancorp also is required to obtain the prior approval of the Director of the Oregon
Department of Consumer and Business Services (the "Oregon Director") before acquiring direct or indirect ownership or control of 25% or more of the voting shares of an Oregon state-chartered bank or bank holding company.

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") allows adequately capitalized and managed bank holding companies to acquire banks in any state. Such acquisitions must comply with any applicable state law requiring a bank to be in existence for a minimum period of time before the acquisition. Oregon law allows such acquisitions with respect to banks that have been providing banking services for at least three years. Therefore, Bancorp and Centennial Bank could be acquired by a bank holding company located outside Oregon following receipt of necessary regulatory approvals. Under the Interstate Banking Act, Bancorp could acquire banks or bank holding companies in other states.

     PERMISSIBLE ACTIVITIES

     A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, a nonbanking activity, unless the activity has been determined by the FRB to be closely related to banking or managing banks. The FRB has identified certain nonbanking activities in which a bank holding company may engage with notice to, or prior approval by, the FRB. Management believes that all activities conducted by Centennial Mortgage are permitted nonbanking activities.

     CAPITAL ADEQUACY

     The federal bank regulatory agencies monitor the capital adequacy of bank holding companies and have adopted risk-based capital adequacy guidelines to evaluate bank holding companies and banks. If an institution's capital falls below the minimum levels established by these guidelines, the bank holding company may be denied approval to acquire or establish additional banks or nonbank businesses. The guidelines require a minimum ratio of total capital to risk-weighted assets of 8%. At December 31, 1995, Bancorp's ratio of total capital to risk-weighted assets was 11.22%.

     The FRB also uses a leverage ratio to evaluate the capital adequacy of bank holding companies. The leverage ratio applicable to Bancorp requires a ratio of "Tier 1" capital (generally, tangible common stockholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries) to adjusted average total assets of not less than 3% and up to 5% or higher depending on Bancorp's general capital condition. Bancorp's leverage ratio at December 31, 1995 was 8.27%.

     If Bancorp fails to meet capital guidelines, the FRB may institute appropriate supervisory or enforcement actions. As discussed below, Centennial Bank is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), Bancorp could be required to guarantee the capital restoration plan of Centennial Bank, should Centennial Bank become undercapitalized. In addition, the Oregon Director has the authority to require Bancorp to contribute additional capital to Centennial Bank if its capital becomes impaired.

CENTENNIAL BANK

     GENERAL

     Centennial Bank is an Oregon state-chartered bank, the deposits of which are insured by the FDIC. Accordingly, Centennial Bank files financial and other reports periodically with, and is regularly examined by, both the Oregon Director and the FDIC. Centennial Bank is not a member of the Federal Reserve System.

     PERMISSIBLE ACTIVITIES

     Under FDICIA, no state bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. This limitation should not affect Centennial Bank, since management believes that Centennial Bank is not presently involved in any such activities.

     BRANCHING AND ACQUISITIONS

     Banks are permitted to conduct business through branches after application to and approval of the FDIC and the Oregon Director, if they make certain findings regarding the financial history and condition of the bank and the appropriateness of the branch in the community to be served. Centennial Bank currently has seven branches.

     Acquisitions of Oregon banks and bank holding companies by out-of-state banks, holding companies and other financial institutions are permitted if the bank being acquired has been providing banking services for a period of at least three years prior to the effective date of the acquisition and upon receipt of the approval of the Oregon Director. Other conditions set forth in Oregon law also must be satisfied.

     Beginning June 1, 1997, the Interstate Banking Act will permit banks to merge with banks across state lines, thereby creating out-of-state branches, without regard to whether such transactions are prohibited under the law of any state. States can opt-in to interstate branching earlier, or opt-out before January 1, 1997. In 1995, Oregon opted-in to permit interstate bank mergers. Banks are able to establish branches in other states only through interstate mergers, as described above, unless the state where the branch is proposed to be opened has opted-in to DE NOVO interstate branching. Oregon has not opted-in to DE NOVO branching.


     COMMUNITY   REINVESTMENT  ACT

     Enacted in 1977, the federal Community Reinvestment Act (the "CRA") has become increasingly important to financial institutions, including their holding companies. The CRA allows regulators to reject an application to make an acquisition or establish a branch unless the applicant has performed satisfactorily under the CRA. Citizens and interest groups have standing before the FRB to assert noncompliance with the CRA. Satisfactory performance means adequately meeting the credit needs of the communities the applicant serves, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The applicable federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. Centennial Bank has received satisfactory ratings in its most recent CRA examinations. TRANSACTIONS WITH AFFILIATES

     Centennial Bank is subject to certain FRB restrictions on transactions among related parties. Section 23A of the Federal Reserve Act limits the amount of certain transactions, including loans to and investments in affiliates of Centennial Bank, requires certain levels of collateral for such loans, and limits the amount of advances to third parties that may be collateralized by the securities of Bancorp or its subsidiaries.

     Section 23B of the Federal Reserve Act requires that certain transactions between Centennial Bank and its affiliates must be on terms substantially the same, or at least as favorable to Centennial Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

     In addition, Section 22(h) of the Federal Reserve Act requires that the aggregate amount of an institution's loans to officers, directors and principal shareholders (and their affiliates) is limited to the amount of its unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate.

     A violation of any of the foregoing restrictions may result in the assessment of civil fines on a bank or a person participating in the conduct of the affairs of such bank or the imposition of a cease and desist order.

     DIVIDEND RESTRICTIONS

     Dividends paid by Centennial Bank provide substantially all Bancorp's cash flow. Under federal law, prior to the declaration of any dividend by Centennial Bank, the approval of the principal regulator is required if the total of all dividends declared in any calendar year exceeds the total of Centennial Bank's net profits for that year combined with its retained net profits for the preceding two years. In addition, FDICIA provides that a bank cannot pay a dividend if it will cause the bank to be "undercapitalized." Oregon law imposes the following limitations on the payment of dividends by Oregon state-chartered banks: (i) no dividends may be paid that would impair capital; (ii) until the surplus fund of a bank is equal to 50% of its paid-in capital, no dividends may be declared unless there has been carried to the surplus account at least 20% of the bank's net profits for the dividend period; (iii) dividends cannot be greater than net undivided profits minus losses, certain bad debts, certain charged-off assets or depreciation and accrued expenses, interest and taxes; and
(iv) if the surplus fund does not exceed 50% of paid-up capital and a further reduction in the surplus occurs due to losses, dividends cannot be declared or paid in excess of 50% of net earnings until the surplus fund is restored to at least the amount from which the surplus was originally reduced. At December 31, 1995, $11.2 million was available for declaration of dividends by Centennial Bank to Bancorp without prior regulatory approval.

     EXAMINATIONS

     The FDIC periodically examines and evaluates state-chartered banks. Based upon such an evaluation, the examining regulator may revalue the assets of an insured institution and require that it charge off or reduce the carrying value of specific assets or establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets. The Oregon Director also conducts examinations of Centennial Bank.

     CAPITAL ADEQUACY

     Federal regulations establish minimum requirements for the capital adequacy of depository institutions. The regulators may establish higher minimum requirements if, for example, a bank has previously received special attention or has a high susceptibility to interest rate risk. Banks with capital ratios below the required minimums are subject to certain administrative actions, including prompt corrective action, the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing.

     The federal risk-based capital guidelines for banks require a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The leverage capital guidelines require that banks maintain Tier 1 capital of no less than 5% of total adjusted assets, except in the case of certain highly rated banks for which the minimum requirement is 3% of total adjusted assets. At December 31, 1995, Centennial Bank's leverage ratio, Tier 1 capital to risk-weighted assets ratio and total risk-based capital to risk- weighted assets ratio were 9.37, 11.99% and 12.80%, respectively.

     FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Bancorp could be required to guarantee any such capital restoration plan required of Centennial Bank. Bancorp's maximum liability under such guarantee would be the lesser of 5% of Centennial Bank's total assets at the time it became undercapitalized or the amount necessary to bring Centennial Bank into compliance with the capital plan.

     Under Oregon law, the Oregon Director has the authority to require the shareholders of an Oregon state-chartered bank (Bancorp, in the case of Centennial Bank) to contribute additional capital to the bank if its capital becomes impaired. The capital of a bank is impaired under Oregon law when the value of the bank's assets is insufficient to pay its liabilities (excluding any liability on outstanding capital debentures) plus the amount of its paid-up capital stock.

     As an institution's capital decreases, the powers of the federal regulators increase, which can include mandated capital-raising activities, restrictions on interest rates paid, restrictions on transactions with affiliates, and removal of management. In addition, an institution generally is prohibited from paying dividends or management fees to control persons if the institution would be undercapitalized after any such payment.

     Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, Centennial Bank is considered "well capitalized."

     INTERNAL OPERATING REQUIREMENTS

     In 1993, federal regulators adopted regulations addressing, among other things: (i) internal controls, information systems and internal audit systems;
(ii) loan documentation; (iii) credit underwriting; (iv) interest rate exposure;
(v) asset growth; (vi) ratio of classified assets to capital; (vii) minimum earnings; and (viii) compensation and benefit standards for management officials. These regulations add further to the cost of compliance and impose record-keeping requirements on Centennial Bank and Bancorp.

     The consumer lending activities of Centennial Bank are also regulated by numerous laws and regulations which impose disclosure requirements, prohibit discrimination based on race, sex, age, marital status and other specified classifications and impose other restrictions on credit and collection practices.

     REAL ESTATE LENDING EVALUATIONS

     Federal regulators have adopted uniform standards for evaluating loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan-to-value ratio limitations on real estate loans, which are equal to or higher than the loan-to-value limitations established by Centennial Bank and Centennial Mortgage.

     DEPOSIT INSURANCE PREMIUMS

     The FDIC has adopted regulations establishing a risk-based deposit insurance premium schedule. In July 1995, Centennial Bank's assigned risk assessment classification was reduced from $.23 to $.04 per $100 of insured deposits. Effective January 1, 1996, Centennial Bank's risk assessment classification was further reduced to $.00, so Centennial Bank now pays only a minimum annual payment of $2,000. Each of these risk assessment classifications was the lowest possible classification at the time. Classifications are reviewed semiannually. In addition, the FDIC has the power to impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank, and Bank Insurance Fund member banks.

CENTENNIAL MORTGAGE

     Centennial Mortgage is, by definition of the Department of Housing and Urban Development, a nonsupervised lender. Because Centennial Mortgage is a member of Bancorp's consolidated group, its accounts and activities are reviewed by the FRB in conjunction with its periodic examinations of Bancorp. Centennial Mortgage, like Centennial Bank, is indirectly affected by the monetary policies of the FRB, which may have a material adverse effect on its business and earnings.

     Oregon law requires the licensing of certain persons engaging in mortgage brokering transactions. Centennial Mortgage is exempt from these requirements as a wholly owned subsidiary of a regulated bank holding company.

CHANGING REGULATORY STRUCTURE

     The laws and regulations affecting banks and bank holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will occur in the future. It is difficult to predict the outcome of these changes. The Clinton Administration has announced a program to reduce the regulatory burden on banks and to streamline and consolidate regulatory oversight. However, the scope and effect of this program are not yet known.

     One of the major additional burdens imposed on the banking industry by FDICIA is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The FRB, the FDIC and the Oregon Director have extensive enforcement authority to police unsafe or unsound practices by depository institutions and their holding companies and to penalize them for violating applicable laws and regulations. FDICIA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

EFFECT OF ECONOMIC ENVIRONMENT

     The policies of regulatory authorities, including the monetary policies of the FRB, have a significant effect on the operating results of bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open-market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

     FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of Bancorp and its subsidiaries cannot be predicted.

ITEM 2.      DESCRIPTION OF PROPERTY

     Bancorp's main offices are located at 675 Oak Street, Eugene, Oregon, in a four-floor facility (approximately 35,000 square feet), owned by Centennial Bank. Construction of the office building was completed in June 1993. Bancorp and Centennial Bank occupy the lower two floors and the fourth floor of the building. Centennial Bank has entered into five-year leases with two tenants for a total of approximately 6,250 square feet of the building's third floor. Centennial Bank is seeking a tenant for the remaining approximate 2,500 square feet of available space on the third floor.

     In February 1994, Bancorp entered into a long-term ground lease in Tigard, Oregon, a suburb of Portland, where Centennial Bank located a new branch. The ground lease has an initial term of 50 years and is renewable for two additional 10-year periods. Lease payments of $5,834 per month began in November 1994, with increases thereafter scheduled in accordance with the lease agreement. Construction of a three-story office building was completed in June 1995 at a cost of $2.9 million. Centennial Bank occupies the first and part of the second floors, while Centennial Mortgage occupies the remainder of the second floor. The third floor of the building was leased to another company effective January 1996.

     Centennial Bank owns three other branch facilities and leases two branch facilities with annual lease payments of $101,700 in 1995. Centennial Bank also leases certain storage facilities with annual lease payments of $18,000 in 1995.

     Centennial Bank also maintains a lease for a former branch site at an annual rental of $13,200 in 1995. The lease expires in May 1997. Centennial Bank has sublet the property through April 1997 for an annual rental of $16,600.

     Centennial Mortgage's offices are located in leased facilities. Centennial Mortgage's Eugene office is located in a building formerly owned by Centennial Bank which was sold to a third party in August 1994. Centennial Mortgage paid lease payments of $71,200 to the new building owner in 1995. Centennial Mortgage leases office space for its Portland- area office from Centennial Bank.


ITEM 3.     LEGAL PROCEEDINGS

     Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against Bancorp, such as claims to enforce liens, condemnation proceedings on properties in which Bancorp holds security interests, claims involving the making and servicing of real property loans and other issues incident to Bancorp's business. In management's opinion, the ultimate liability, if any, resulting from the routine claims and lawsuits that currently exist will not have a material adverse effect on the financial position or results of operations of Bancorp.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None.

                                     PART II

     The information called for by Items 5, 6, 7 and 8 of Part II is included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, and is incorporated herein by reference as follows:

                                                              Centennial Bancorp
                                                                Annual Report
                                                                to Shareholders
                                                                    Page No.
                                                               ----------------

ITEM 5.       MARKET FOR THE REGISTRANT'S COMMON
                   EQUITY AND RELATED STOCKHOLDER
                   MATTERS                                             37

ITEM 6.       SELECTED FINANCIAL DATA                                   5

ITEM 7.       MANAGEMENT'S DISCUSSION AND
                   ANALYSIS OF FINANCIAL CONDITION
                   AND RESULTS OF OPERATIONS                           28 - 36

ITEM 8.       FINANCIAL STATEMENTS AND
                   SUPPLEMENTARY DATA                                   7 - 27

ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH
                   ACCOUNTANTS ON ACCOUNTING AND
                   FINANCIAL DISCLOSURE

                   None.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 15, 1996, and is incorporated herein by reference.


ITEM 11.       EXECUTIVE COMPENSATION

               The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 15, 1996, and is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

               The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 15, 1996, and is incorporated herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

               The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 15, 1996, and is incorporated herein by reference.


ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
               8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K.

    (1)        Financial Statements.

               The financial statements required in this Annual Report are listed below and are included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 1995, and are incorporated herein by reference:

                                                                      Annual
                                                                    Report to
                                                                   Shareholders
                                                                    Page Number
                                                                   ------------
               Report of Independent Accountants                        6

               Consolidated balance sheets at
                    December 31, 1995 and 1994                          7

               For the  three  years ended December 31, 1995
                     Consolidated statements of income                  8
                     Consolidated statements of
                          shareholders' equity                          9
                     Consolidated statements of cash flows             10-11

               Notes to consolidated financial statements              12-27

                (2)      Financial Statement Schedules.

                         All financial statement schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

                (3)      Exhibits.

         (3)  Exhibits.

              3.1 Articles of Incorporation, as restated and amended (filed as Exhibit 3.1 to registrant's Form 10-Q Report for the quarter ended June 30, 1990, and incorporated herein by reference)

              3.1(a)   Proposed  Articles  of  Amendment  (included  as  part of
                       Exhibit 4.1 to registrant's Registration Statement on Form SB-2, filed March 28, 1994, and incorporated herein by reference)

              3.2 Bylaws, as restated (filed as Exhibit 3.2 to registrant's Form 10-K Report for the year ended December 31, 1992, and incorporated herein by reference)

              4.1 Indenture dated April 27, 1994 governing registrant's 7% Convertible Exchangeable Redeemable Subordinated Debentures due May 1, 2004 (filed as Exhibit 4 to registrant's Registration Statement on Form S-4, filed August 26, 1994, and incorporated herein by reference)

              10.1* Registrant's 1993 Incentive Stock Option Plan, restated as of April 13, 1994 (filed as Exhibit B to registrant's Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)

              10.2* Form of Stock Option Agreement entered into between registrant and certain employees pursuant to registrant's 1993 Incentive Stock Option Plan (filed as Exhibit 10.2 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

              10.3* Employment Agreement dated October 1, 1995, between Richard C. Williams and registrant

              10.4* Registrant's Nonemployee Director's Stock Option Plan (filed as Exhibit 10.2 to registrant's Form 10-K Report for the year ended December 31, 1991, and incorporated herein by reference)

              10.5* Form of Stock Option Agreement entered into between registrant and certain nonemployee directors pursuant to registrant's Nonemployee Director's Stock Option Plan (filed as Exhibit 10.5 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

              10.6* Registrant's 1993 Stock Option Plan for Nonemployee Directors, restated as of April 13, 1994 (filed as Exhibit A to registrant's Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)

              10.7* Form of Stock Option Agreement entered into between registrant and certain nonemployee directors pursuant to registrant's 1993 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.7 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

              10.8* Deferred Compensation Agreement between Centennial Bank and Ron R. Peery (filed as
                       Exhibit 10.3 to registrant's Form 10-Q Report for the quarter ended June 30, 1989, and incorporated herein by reference)

              10.9*    1995 Stock Incentive Plan

              10.10*   Nonstatutory (Nonqualified) Stock Option
                       Agreement dated November 22, 1995, between registrant and Richard C. Williams

              10.11 Ground Lease, dated as of February 10, 1994, between registrant and Pacific Realty Associates, L.P. (filed as
                       Exhibit 10.10 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

              10.12 Advances, Security and Deposit Agreement, dated May 28, 1991, between Centennial Bank and the Federal Home Loan Bank of Seattle (filed as Exhibit 10.11 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

              11.1     Earnings per Share Computation

              13.1     Portions of 1995 Annual Report to Shareholders

                       (which are incorporated by reference in this Form 10-K Annual Report)

              21.1     Subsidiaries of registrant

              23.1     Consent of Coopers & Lybrand L.L.P.,
                             Independent Accountants

              27.1     Financial Data Schedule



---------------

*    Management contract or compensation plan or arrangement.




     Upon written request to Michael J. Nysingh, Chief Financial Officer, Centennial Bancorp, Post Office Box 1560, Eugene, Oregon, 97440, shareholders will be furnished a copy of any exhibit, upon payment of $.25 per page, which represents Centennial Bancorp's reasonable expenses in furnishing the exhibit requested.

     (b) Reports on Form 8-K. Centennial Bancorp did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1995.

                          SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              CENTENNIAL BANCORP


DATED:   March 19 , 1996     By:    /s/Richard C. Williams
               ---                -------------------------------
                                Richard C. Williams, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                              PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED:   March 19 , 1996      By     /s/Richard C. Williams
               ---                -------------------------------
                                  Richard C. Williams, President,
                                  Chief Executive Officer and Director


                              CHIEF FINANCIAL OFFICER


DATED:   March 19  , 1996     By    /s/Michael J. Nysingh
               ---                -------------------------------
                                  Michael J. Nysingh
                                  Chief Financial Officer


                                   DIRECTORS:


DATED:   March 19  , 1996     By    /s/Dan Giustina
               ---                -------------------------------
                                  Dan Giustina, Director


DATED:   March 19  , 1996     By    /s/Cordy H. Jensen
               ---                -------------------------------
                                  Cordy H. Jensen, Director


DATED:   March 19  , 1996     By    /s/Robert L. Newburn
               ---                -------------------------------
                                  Robert L. Newburn, Director


DATED:   March 19  , 1996     By   /s/Brian B. Obie
               ---                -------------------------------
                                  Brian B. Obie, Director

                                            EXHIBIT INDEX


EXHIBIT

10.3 Employment Agreement dated October 1, 1995, between Richard C. Williams and registrant

10.9                         1995 Stock Incentive Plan

10.10 Nonstatutory (Nonqualified) Stock Option Agreement dated November 22, 1995, between registrant and
                               Richard C. Williams

11.1                         Earnings per Share Computation

13.1 Portions of 1995 Annual Report to Shareholders, which are incorporated by reference in this Form 10-K

21.1                         Subsidiaries of registrant

23.1                         Consent of Coopers & Lybrand L.L.P., Independent
                             Accountants

27.1                         Financial Data Schedule