Form 10-Q
period 1996-03-31
CENTENNIAL BANCORP
filed 1996-05-15
CIK 702430

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1996
                               --------------

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

Yes  /X/    No / /



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date:


4,716,302 shares as of April 28, 1996.

                               CENTENNIAL BANCORP

                                    FORM 10-Q

                                 MARCH 31, 1996

                                      INDEX
                                      -----


                                                        Page
PART I - FINANCIAL INFORMATION                        Reference
- ------------------------------                        ---------

Condensed Consolidated Balance Sheets as of               4
     March 31, 1996 and December 31, 1995

Condensed Consolidated Statements of Income for           5
     the three months ended March 31, 1996 and 1995

Condensed Consolidated Statements of Cash Flows           6
     for the three months ended March 31,
     1996 and 1995

Notes to Condensed Consolidated Financial Statements      7 - 9

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        10
          Material Changes in Financial Condition         10
          Material Changes in Results of Operations       11 - 12
          Loan Loss Provision                             12
          Liquidity and Capital Resources                 13

PART II - OTHER INFORMATION
- ---------------------------

Item 1 - Legal Proceedings                                14

Item 6 - Exhibits and Reports on Form 8-K                 14

Signatures                                                15

                               CENTENNIAL BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      March 31,              December 31,
                                                                        1996                     1995
                                                                    -------------           -------------


ASSETS
- ------
Cash and cash equivalents:
     Cash and due from banks                                        $ 19,206,393            $ 21,991,459
     Interest-bearing balances due from banks                          9,940,000               6,000,000
     Federal funds sold                                               10,860,000               8,730,000
                                                                    ------------            ------------
Total cash and cash equivalents                                       40,006,393              36,721,459
Available-for-sale securities                                         87,930,955              76,964,342
Loans                                                                199,294,678             186,517,192
Reserve for loan losses                                               (2,076,058)             (1,928,372)
                                                                    ------------            ------------
     Loans, net                                                      197,218,620             184,588,820
Loans held for sale                                                    4,715,024               4,573,095
Accrued interest receivable                                            2,589,301               2,536,493
Premises and equipment, net                                            9,131,909               9,214,564
Intangible assets                                                        518,171                 539,618
Other assets                                                           3,170,076               2,325,324
                                                                    ------------            ------------
                                                                    $345,280,449            $317,463,715
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 81,903,399            $ 70,578,820
          Interest-bearing demand                                    105,380,405              98,600,873
          Savings                                                     13,641,274              13,743,140
          Time                                                        85,644,654              84,957,459
                                                                    ------------            ------------
               Total deposits                                        286,569,732             267,880,292
     Short-term borrowings                                            19,789,524              11,419,123
     Accrued interest and other liabilities                            3,096,910               2,574,240
     Long-term debt                                                    8,905,000               9,200,000
                                                                    ------------            ------------
               Total liabilities                                     318,361,166             291,073,655
Shareholders' equity:
     Preferred stock, $5.00 par value; none issued
          Non-voting, 5,000,000 shares authorized                             --                      --
          Voting, 5,000,000 shares authorized                                 --                      --
     Common stock, $2.00 par value; 10,000,000 shares
          authorized, 4,716,302 issued and outstanding
          (4,651,130 at December 31, 1995)                             9,432,604               9,302,260
     Additional paid-in capital                                        6,045,065               5,829,404
     Retained earnings                                                12,110,614              10,657,696
     Net unrealized gain (loss) on securities available-
          for-sale, net of deferred income taxes                        (669,000)                600,700
                                                                    ------------            ------------
               Total shareholders' equity                             26,919,283              26,390,060
                                                                    ------------            ------------
                                                                    $345,280,449            $317,463,715
                                                                    ============            ============

See accompanying notes.

                               CENTENNIAL BANCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                                                    The Three Months Ended
                                                                                            March 31,
                                                                                  --------------------------
                                                                                      1996           1995
                                                                                  -----------     ----------
INTEREST INCOME
     Interest and fees on loans                                                   $5,717,286      $4,746,165
     Interest on investment securities                                             1,205,873         848,506
     Other interest income                                                           156,497          26,104
                                                                                  ----------      ----------
        Total interest income                                                      7,079,656       5,620,775
INTEREST EXPENSE
     Interest on deposits                                                          2,061,156       1,527,649
     Interest on short-term borrowings                                               220,375         210,157
     Interest on long-term debt                                                      174,817         161,725
                                                                                  ----------      ----------
          Total interest expense                                                   2,456,348       1,899,531
                                                                                  ----------      ----------
NET INTEREST INCOME                                                                4,623,308       3,721,244
     Loan loss provision                                                             150,000          75,000
                                                                                  ----------      ----------
          Net interest income after loan loss provision                            4,473,308       3,646,244
NONINTEREST INCOME
     Service charges on deposit accounts                                             235,464         226,634
     Other                                                                           104,631         153,522
     Loan servicing fees                                                              21,876         113,492
     Gains on sales of loans                                                         135,781          39,498
                                                                                  ----------      ----------
          Total Noninterest income                                                   497,752         533,146
NONINTEREST EXPENSE
     Salaries and employee benefits                                                1,755,173       1,615,083
     Premises and equipment                                                          441,302         384,268
     Legal and professional                                                           98,198         110,429
     Insurance                                                                        15,340         145,060
     Advertising                                                                     110,524          88,298
     Printing and stationery                                                          68,529          66,296
     Communications                                                                   50,856          77,008
     Other                                                                           278,620         312,213
                                                                                  ----------      ----------
          Total Noninterest expense                                                2,818,542       2,798,655
                                                                                  ----------      ----------

Income before income taxes                                                         2,152,518       1,380,735
Provision for income taxes                                                           699,600         441,800
                                                                                  ----------      ----------

NET INCOME                                                                        $1,452,918      $  938,935
                                                                                  ==========      ==========

Earnings per common share:
     Primary                                                                      $      .30      $      .20
     Fully diluted                                                                $      .27      $      .19

Weighted average shares outstanding:
     Primary                                                                       4,895,752       4,765,390
     Fully diluted                                                                 5,759,727       5,657,956


See accompanying notes.

                               CENTENNIAL BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                   The Three Months Ended
                                                                                         March 31,
                                                                                  --------------------------
                                                                                       1996          1995
                                                                                  ------------  ------------

Net cash provided by operating activities                                         $ 1,964,127   $ 4,776,591

Cash flows from investing activities:
     Net increase in loans                                                        (12,779,800)   (4,662,740)
     Investment security purchases                                                (14,825,926)   (1,615,128)
     Proceeds from investment securities:
          Maturities                                                                1,879,900       693,150
          Sales                                                                            --            --
     Purchases of premises and equipment                                              (83,917)   (1,210,284)
                                                                                  -----------    ----------
          Net cash used by investing activities                                   (25,809,743)   (6,795,002)

Cash flows from financing activities:
     Net increase in deposits                                                      18,689,440     2,464,861
     Net increase in short-term borrowings                                          8,370,401       524,564
     Proceeds from issuance of common stock                                            70,709        23,958
                                                                                  -----------   -----------
          Net cash provided by financing activities                                27,130,550     3,013,383
                                                                                  -----------   -----------

Net increase in cash and cash equivalents                                           3,284,934       994,972

Cash and cash equivalents at beginning of period                                   36,721,459    25,358,038
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                        $40,006,393   $26,353,010
                                                                                  ===========   ===========


See accompanying notes.

                               CENTENNIAL BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly owned subsidiaries, Centennial Bank ("Bank") and Centennial Mortgage Co. ("Mortgage Co."). The Bank is an Oregon state-chartered bank which provides commercial banking services. Mortgage Co. originates residential mortgage loans for resale in the secondary market.

     The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting only of normal accruals, which Bancorp considers necessary for a fair presentation of the results of operations for such interim periods.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 1995 Annual Report to Shareholders.

     Certain amounts for 1995 have been reclassified to conform with the 1996 presentation.


2.   Divestiture
     -----------

     In August 1995, Bancorp sold substantially all the assets of its subsidiary, Harding Fletcher Co. ("Harding Fletcher"), for $746,000 in cash and assets, recognizing a pretax gain of approximately $64,000. Harding Fletcher provided commercial mortgage banking services and loan servicing. Exclusive of the gain recognized, this transaction did not have a significant impact on Bancorp's operating results.

3.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                       March 31,    December 31,
                                         1996           1995
                                     ------------   ------------
          Real estate - mortgage     $ 56,438,014   $ 54,631,309
          Real estate - construction   45,489,480     44,002,950
          Commercial                   87,942,869     78,252,968
          Installment                   5,968,533      5,929,351
          Lease financing               3,730,192      4,001,250
          Other                           232,222        310,737
                                     ------------   ------------
                                      199,801,310    187,128,565
          Less deferred loan fees        (506,632)      (611,373)
                                     ------------   ------------
                                     $199,294,678   $186,517,192
                                     ============   ============


     Loans held for sale of $4,715,024 and $4,573,095 at March 31, 1996 and December 31, 1995, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses were as follows for the three months ended March 31:

                                         1996          1995
                                     -----------    -----------
     Balance at beginning of period  $1,928,372     $1,700,130
     Provision charged to operations    150,000         75,000
     Recoveries                           2,894          8,573
     Loans charged off                   (5,208)        (5,127)
                                     ----------     ----------
     Balance at end of period        $2,076,058     $1,778,576
                                     ==========     ==========

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 1996 and December 31, 1995 were approximately $454,000 and $478,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $1,174,000 at March 31, 1996, and approximately $645,000 at December 31, 1995. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at March 31, 1996 or December 31, 1995.

4.   Earnings per Common Share
     -------------------------

     Primary earnings per common share is calculated by dividing net income by the weighted average shares outstanding. Weighted average shares outstanding consists of common shares outstanding and common stock equivalents attributable to outstanding stock options.

     Fully diluted earnings per share is calculated by dividing net income plus after-tax interest incurred on the 7% Convertible Debentures by common shares outstanding, common stock equivalents attributable to outstanding stock options, and shares assumed to be issued on conversion of the Convertible Debentures.

     The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to stock splits and stock dividends declared prior to March 31, 1996.

5.   Financial Accounting Standards Board
     ------------------------------------

     Effective October 1995, the Financial Accounting Standards Board adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which is effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires either adopting a fair market based method of accounting for compensation costs related to stock options, which would be reflected in the income statement, or continuing to use the accounting treatment prescribed by Accounting Principles Board Opinion No. 25. However, if SFAS No. 123 is not adopted, proforma disclosures will need to be reported in the footnotes to Bancorp's financial statements, which are included in the annual report to shareholders. Bancorp will not adopt the fair value method of accounting provisions of SFAS No. 123 but will include appropriate proforma disclosures in its 1996 annual report to shareholders.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
- --------

     Centennial Bancorp reported net income of $1,452,918, or $.30 per share (primary), for the three months ended March 31, 1996. This represented a 55% increase in net income, as compared to $938,935, or $.20 per share, for the three months ended March 31, 1995. The increased earnings reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income. At March 31, 1996, Bancorp recognized a 31% increase in assets and a 33% increase in interest-earning assets as compared to assets and interest-earning assets at March 31, 1995, while incurring only a $20,000 increase in noninterest expense.

     The net income added to shareholders' equity during the first quarter of 1996 was offset in part by a decrease in the valuation of Bancorp's available-for-sale securities. This decrease in the value of the available-for-sale securities resulted from an increase in interest rates which caused bond prices to decrease. Management believes that the net unrealized loss on available-for-sale securities, net of deferred income taxes, will be reduced during the remainder of 1996 as interest rates and the bond market stabilize.

MATERIAL CHANGES IN FINANCIAL CONDITION
- ---------------------------------------

     Material changes in Bancorp's financial condition for the three months ended March 31, 1996 include an increase in loans and available- for-sale securities. Funds were provided for these changes primarily by an increase in total deposits, short-term borrowings, and net income.

     During the quarter ended March 31, 1996, Bancorp borrowed $10.4 million dollars at a favorable interest rate from the Federal Home Loan Bank of Seattle and reinvested those funds in municipal securities.

     Bancorp experienced an increase in loans of $12.8 million at March 31, 1996 as compared to December 31, 1995. This increase was primarily due to commercial loan activity of the Bank.

     Bancorp experienced an increase of $18.7 million in deposits during the first quarter of 1996. This increase primarily resulted from an increase in interest-bearing demand deposits ($6.8 million). Bancorp also experienced an increase in demand deposits at March 31, 1996; however, this increase was due to the deposit of proceeds from an initial stock offering of one customer which were subsequently withdrawn from the Bank.

     All other changes experienced in asset and liability categories during the first quarter of 1996 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
- -----------------------------------------

     Total interest income increased approximately $1.5 million for the three months ended March 31, 1996 as compared to the same period in 1995. This increase was due in part to the increases in the amount of available-for-sale securities and loans held during the first quarter of 1996 as compared to the first quarter of 1995, but was also due to higher interest rates payable on available-for-sale securities and loans. Interest earned on available-for-sale securities increased 42% during the three months ending March 31, 1996 as compared to the same period in 1995. Interest earned on loans increased 20% over the same period.

     Total interest expense increased $556,800 for the three months ended March 31, 1996 as compared to the 1995 period. This increase was due to the increase in interest-bearing deposits held during the first quarter of 1996 as compared to the first quarter of 1995.

     The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by approximately $514,000 (or 55%) over the first quarter of 1995. Net income per common share (primary) increased to $.30 for first quarter 1996 from $.20 for first quarter 1995.

     Noninterest income decreased approximately $35,400 for the three months ended March 31, 1996 as compared to the 1995 period. This decrease was primarily attributable to the decrease in loan servicing fees due to the August 1995 sale of Harding Fletcher. This decrease was partially offset by an increase in gains on sales of residential mortgage loans to investors, a result of a more favorable mortgage interest rate market during the first quarter of 1996 as compared to the same quarter of 1995.

     Noninterest expense increased approximately $19,900 or less than 1% for the three months ended March 31, 1996 as compared to the 1995 period. This increase is primarily attributable to increases in salaries and employee benefits and premises and equipment which were offset in part by a decrease in insurance, a direct result of the decreased assessment rate for Federal Deposit Insurance coverage.

     Salaries and employee benefits increased approximately $140,090 during the 1996 period as compared to the 1995 period, which was primarily due to additions to the Bank's staff to manage the 31% increase in assets despite the sale of Harding Fletcher.

     The increase of $57,000 in premises and equipment in the first quarter of 1996 is the result of the Pacific Corporate Center office in Tigard, Oregon moving to permanent facilities in June 1995.


LOAN LOSS PROVISION
- -------------------

     During the three months ended March 31, 1996, Bancorp charged a $150,000 loan loss provision to operations, as compared to $75,000 charged during the three months ended March 31, 1995. Loans charged off, net of recoveries, during the three months ended March 31, 1996 equalled net charge offs of $2,314, as compared to net recoveries of $3,446 for the 1995 three-month period.

     The $75,000 increase in the loan loss provision has been established to provide coverage for the significant increase in loans and the anticipated continued growth. Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and nonperforming loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the area and customers served by Bancorp.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

     Bancorp's principal subsidiary, Centennial Bank, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of available-for-sale securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

         Along with federal funds lines, the Bank maintains a cash management advance with Federal Home Loan Bank, Seattle, Washington, which allows temporary borrowings for liquidity.

     At March 31, 1996, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk- based capital guidelines were approximately 11.1% and 11.9%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At March 31, 1996, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 8.4%. The FRB's current minimum leverage capital ratio guideline is 3%.

                           PART II - OTHER INFORMATION



Item 1.  Legal Proceedings
- --------------------------
From time to time, Bancorp or its subsidiaries are named in actions arising out of the normal course of their businesses. As of the date of this report, Bancorp was not a party to any legal proceedings it believed to be material other than the following suit filed by one of the Bank's borrowers: Galen Ritchie Enterprises, Inc., et al v. Centennial Bank, Case No. 16-96-03603 (filed in April 1996 in Circuit Court for the State of Oregon). The plaintiff claims that, in reliance on oral representations of a Bank employee, plaintiff terminated an existing credit relationship and entered into a relationship with the Bank in 1994. Over the course of the relationship, plaintiff received several increases in its credit facility, with final borrowings totalling in excess of $750,000. The loan is collateralized and is guaranteed by plaintiff's owners. Plaintiff alleges, among other things, breach of contract, fraud, intentional interference with business relationships, rescission and reformation. Plaintiff seeks to recover in excess of $848,000 in connection with the alleged breach of contract; in excess of $2.2 million in connection with the alleged fraud; and in excess of $2 million in connection with the alleged intentional interference with business relationship. The recovery sought for each claim is based, at least in part, on the same damages. Plaintiff has also reserved the right to allege punitive damages in connection with each claim. Bancorp filed a motion for summary judgment on May 10, 1996 and plans to vigorously contest this action. Bancorp has notified its insurance carrier of the action; however, the damages sought exceed Bancorp's maximum insurance coverage.


Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

(a)  Exhibits

     27     Financial Statement Schedule


(b)  Reports on Form 8-K.  None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTENNIAL BANCORP



Dated:  May 13, 1996          /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  May 13, 1996          /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer