Form 10-Q
period 1996-06-30
CENTENNIAL BANCORP
filed 1996-08-14
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended June 30, 1996
                               -------------

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

                       (541) 342-3970
     (Registrant's telephone number, including area code)


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


4,880,352 shares as of July 31, 1996.

                        CENTENNIAL BANCORP

                           FORM 10-Q

                          JUNE 30, 1996

                              INDEX
                              -----

                                                         Page
PART I - FINANCIAL INFORMATION                        Reference
- ------------------------------                        ---------

Condensed Consolidated Balance Sheets as of               4
     June 30, 1996 and December 31, 1995.

Condensed Consolidated Statements of Income for           5
     the six months and the quarter ended
     June 30, 1996 and 1995.

Condensed Consolidated Statements of Cash Flows           6
     for the six months ended June 30, 1996
     and 1995.

Notes to Condensed Consolidated Financial Statements      7 - 9

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        10
          Material Changes in Financial Condition         10 - 11
          Material Changes in Results of Operations       11 - 13
          Loan Loss Provision                             13
          Liquidity and Capital Resources                 13 - 14

PART II - OTHER INFORMATION
- ---------------------------

Item 4 - Submission of Matters to a Vote                  15
         of Security Holders.

Item 6 - Exhibits and Reports on Form 8-K.                15

Signatures                                                16

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                      June 30,               December 31,
                                                                       1996                      1995
                                                                   -------------            -------------

ASSETS
- ------
Cash and cash equivalents:
     Cash and due from banks                                        $ 19,364,011            $ 21,991,459
     Interest-bearing balances due from banks                          2,910,000               6,000,000
     Federal funds sold                                                  245,000               8,730,000
                                                                    ------------            ------------
Total cash and cash equivalents                                       22,519,011              36,721,459
Available-for-sale securities                                         78,789,825              76,964,342
Loans                                                                226,137,142             186,517,192
Reserve for loan losses                                               (2,209,008)             (1,928,372)
                                                                    ------------            ------------
     Loans, net                                                      223,928,134             184,588,820
Loans held for sale                                                    4,769,736               4,573,095
Accrued interest receivable                                            2,923,920               2,536,493
Premises and equipment, net                                            9,271,850               9,214,564
Intangible assets                                                        496,724                 539,618
Other assets                                                           4,364,513               2,325,324
                                                                    ------------            ------------
                                                                    $347,063,713            $317,463,715
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
- ------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 73,659,090            $ 70,578,820
          Interest-bearing demand                                    104,670,107              98,600,873
          Savings                                                     13,760,027              13,743,140
          Time                                                        96,183,985              84,957,459
                                                                    ------------            ------------
               Total deposits                                        288,273,209             267,880,292
     Short-term borrowings                                            18,894,671              11,419,123
     Accrued interest and other liabilities                            3,376,342               2,574,240
     Long-term debt                                                    7,721,000               9,200,000
                                                                    ------------            ------------
               Total liabilities                                     318,265,222             291,073,655
Shareholders' equity:
     Preferred stock, $5.00 par value; none issued
          Non-voting, 5,000,000 shares authorized                             --                      --
          Voting, 5,000,000 shares authorized                                 --                      --
     Common stock, $2.00 par value; 10,000,000 shares
          authorized, 4,880,352 issued and outstanding
          (4,651,130 at December 31, 1995)                             9,760,704               9,302,260
     Surplus                                                           6,911,986               5,829,404
     Retained earnings                                                13,676,501              10,657,696
     Net unrealized gain (loss) on securities available-
          for-sale, net of deferred income taxes                      (1,550,700)                600,700
                                                                    ------------            ------------
               Total shareholders' equity                             28,798,491              26,390,060
                                                                    ------------            ------------
                                                                    $347,063,713            $317,463,715
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                   The Quarter Ended                  The Six Months Ended
                                                        June 30,                             June 30,
                                               ---------------------------         -------------------------
                                                 1996             1995                1996           1995
                                              ----------      -----------         -----------     ----------
INTEREST INCOME
     Interest and fees on loans               $6,265,594      $5,268,754          $11,982,880    $10,014,919
     Interest on investment securities         1,289,922         843,788            2,495,795      1,692,294
     Other interest income                        72,287         112,254              228,784        138,358
                                              ----------      ----------          -----------    -----------
        Total interest income                  7,627,803       6,224,796           14,707,459     11,845,571
INTEREST EXPENSE
     Interest on deposits                      2,203,233       1,819,957            4,264,389      3,347,606
     Interest on short-term borrowings           275,309         206,241              495,684        416,398
     Interest on long-term debt                  167,054         154,691              341,871        316,416
                                              ----------      ----------          -----------    -----------
          Total interest expense               2,645,596       2,180,889            5,101,944      4,080,420
                                              ----------      ----------          -----------    -----------
NET INTEREST INCOME                            4,982,207       4,043,907            9,605,515      7,765,151
     Loan loss provision                         135,000          75,000              285,000        150,000
                                              ----------      ----------          -----------    -----------
          Net interest income after
            loan loss provision                4,847,207       3,968,907            9,320,515      7,615,151
NONINTEREST INCOME
     Service charges on deposit accounts         243,462         234,710              478,926        461,344
     Other                                        94,439          58,098              199,070        211,620
     Loan servicing fees                          21,581         112,922               43,457        226,414
     Gains on sales of loans                     149,748          71,658              285,529        111,156
     Gains on sales of investment securities       6,595          20,363                6,595         20,363
                                               ---------      ----------          -----------    -----------
          Total noninterest income               515,825         497,751            1,013,577      1,030,897
NONINTEREST EXPENSE
     Salaries and employee benefits            1,841,441       1,611,539            3,596,614      3,226,622
     Premises and equipment                      499,691         421,061              940,993        805,329
     Legal and professional                      135,031         142,899              233,229        253,328
     Insurance                                    13,229         126,092               28,569        271,152
     Advertising                                 132,562          70,490              243,086        158,788
     Printing and stationery                      84,528          68,557              153,057        134,853
     Communications                               82,776          80,524              133,632        157,532
     Other                                       254,082         413,882              532,702        726,095
                                              ----------      ----------          -----------    -----------
          Total noninterest expense            3,043,340       2,935,044            5,861,882      5,733,699
                                              ----------      ----------          -----------    -----------

Income before income taxes                     2,319,692       1,531,614            4,472,210      2,912,349
Provision for income taxes                       753,800         494,700            1,453,400        936,500
                                              ----------      ----------          -----------    -----------

NET INCOME                                    $1,565,892      $1,036,914          $ 3,018,810    $ 1,975,849
                                              ==========      ==========          ===========    ===========

Earnings per common share:
     Primary                                  $      .30      $      .21          $       .58     $      .39
     Fully diluted                            $      .27      $      .19          $       .54     $      .37

Weighted average shares outstanding:
     Primary                                   5,302,357       5,010,091            5,221,448      5,006,892
     Fully diluted                             6,088,914       5,947,293            6,008,005      5,944,094

See accompanying notes.

                                             CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                     The Six Months Ended
                                                                                          June 30,
                                                                                  --------------------------
                                                                                       1996          1995
                                                                                  ------------  ------------

Net cash provided by operating activities                                         $ 3,117,820   $ 5,044,449

Cash flows from investing activities:
     Net increase in loans                                                        (39,624,314)  (17,062,312)
     Investment security purchases                                                (14,825,926)   (3,014,669)
     Proceeds from investment securities:
          Maturities                                                                3,376,914     1,965,826
          Sales                                                                     6,304,169     3,008,018
     Purchases of premises and equipment                                             (587,910)   (2,319,088)
                                                                                  -----------    -----------
          Net cash used by investing activities                                   (45,357,067)  (17,422,225)

Cash flows from financing activities:
     Net increase in deposits                                                      20,392,917    20,678,937
     Net increase in short-term borrowings                                          7,475,548     1,514,732
     Proceeds from issuance of common stock                                           168,334        54,145
                                                                                  -----------   -----------
          Net cash provided by financing activities                                28,036,799    22,247,814
                                                                                  -----------   -----------

Net increase (decrease) in cash and cash equivalents                              (14,202,448)    9,870,038

Cash and cash equivalents at beginning of period                                   36,721,459    25,358,038
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                        $22,519,011   $35,228,076
                                                                                  ===========   ===========



Supplemental Disclosure of Cash Flow Information:

Noncash investing and financing activities:
     Conversion of debentures to common stock                                     $ 1,479,000   $        --
     Net costs attributable to debentures converted                                  (106,219)           --
     Cash paid in lieu of issuance of fractional shares                                   (90)           --
                                                                                   ----------   -----------
                                                                                   $ 1,372,691  $        --
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

3.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                        June 30,    December 31,
                                          1996          1995
                                     ------------   ------------
          Real estate - mortgage     $ 60,198,876   $ 54,631,309
          Real estate - construction   55,209,801     44,002,950
          Commercial                  101,126,374     78,252,968
          Installment                   6,217,970      5,929,351
          Lease financing               3,610,939      4,001,250
          Other                           556,213        310,737
                                     ------------   ------------
                                      226,920,173    187,128,565
          Less deferred loan fees        (783,031)      (611,373)
                                     ------------   ------------
                                     $226,137,142   $186,517,192
                                     ============   ============


     Loans held for sale of $4,769,736 and $4,573,095 at June 30, 1996 and December 31, 1995, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses were as follows for the six months ended June 30:

                                         1996           1995
                                     -----------     -----------
     Balance at beginning of period  $1,928,372      $1,700,130
     Provision charged to operations    285,000         150,000
     Recoveries                           4,722          17,800
     Loans charged off                   (9,086)        (23,214)
                                     ----------      ----------
     Balance at end of period        $2,209,008      $1,844,716
                                     ==========      ==========

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 1996 and December 31, 1995 were approximately $1,099,000 and $478,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $379,000 at June 30, 1996, and approximately $645,000 at December 31, 1995.
     There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at June 30, 1996 or December 31, 1995.


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

     The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to a 21-for-20 stock split declared July 16, 1996.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OVERVIEW
- --------

     Centennial Bancorp reported net income of $3,018,810, or $.58 per share (primary), for the six months ended June 30, 1996. This represented a 53% increase in net income, as compared to $1,975,849, or $.39 per share, for the six months ended June 30, 1995. Net income of $1,565,892, or $.30 per share, for the quarter ended June 30, 1996 similarly represented a 51% increase in net income as compared to $1,036,914, or $.21 per share for the quarter ended June 30, 1995. The increased earnings during the six months and the quarter ended June 30, 1996 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

     The net income added to shareholders' equity during the six months and the second quarter of 1996 was offset in part by a decrease in the valuation of Bancorp's investment portfolio of available-for-sale securities. This decrease in the value of the available-for-sale securities resulted from an increase in interest rates which caused bond prices to decrease. Management believes that the net unrealized loss on available-for-sale securities, net of deferred income taxes, will be reduced during the remainder of 1996 as interest rates and the bond market stabilize.

MATERIAL CHANGES IN FINANCIAL CONDITION
- ---------------------------------------

     Material changes in financial condition for the six months ended June 30, 1996 include an increase in total assets, primarily in loans and loans held for sale, and available-for-sale securities. Funds were provided for these changes by increases in total deposits and short-term borrowings, a decrease in cash and cash equivalents, and earnings.

     At June 30, 1996, total assets increased 9.3%, or approximately $29.6 million, over total assets at December 31, 1995. An increase of $39.8 million in loans and loans held for sale represented the majority of the increase in total assets. The increase in loans and loans held for sale was primarily due to increased commercial loan and real estate mortgage and construction activity. The Pacific Corporate Center Branch of the Bank continues to provide most of the new loan activity; however, increases in loan activity were also noted in the Eugene, Springfield and Cottage Grove markets.

     Available-for-sale securities increased approximately
$1.8 million at June 30, 1996 as compared to December 31, 1995. The increase represented the purchase of securities issued by states and political subdivisions in excess of sales and maturities of U.S. Treasury and U.S. Government agency securities. The increase in available-for-sale securities at June 30, 1996 was offset in part by a decrease in the market valuation of Bancorp's available-for-sale securities.

     Cash and cash equivalents decreased at June 30, 1996 as compared to December 31, 1995. This decrease was primarily due to decreases in interest-bearing balances due from banks and federal funds sold, both of which represent temporary investments of excess funds which can fluctuate significantly on a daily basis.

     Other assets increased $2.0 million at June 30, 1996 as compared to December 31, 1995. This increase was primarily attributable to an increase in deferred tax assets as a result of the decrease in the market valuation of Bancorp's available-for-sale securities.

     Bancorp experienced an increase in total deposits of $20.4 million during the first six months of 1996. All categories of deposits increased. Management believes that the increases in demand and interest-bearing demand deposits were due to Bancorp's increased business activities, and that the increase in time deposits was due to offering more competitive interest rates on time deposits.

     Short-term borrowings increased $7.5 million at June 30, 1996 as compared to December 31, 1995. During the quarter ended March 31, 1996, Bancorp borrowed $10.4 million at a favorable interest rate from the Federal Home Loan Bank of Seattle and reinvested those funds in securities issued by states and political subdivisions.

     All other changes experienced in asset and liability categories during the first six months of 1996 were comparatively modest.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
- -----------------------------------------

     Total interest income increased approximately $2.9 million for the six months and approximately $1.4 million for the quarter ended June 30, 1996 as compared to the same periods in 1995. These increases were primarily due to increases in loans and loans held for sale and available-for-sale securities held during 1996 as compared to 1995.

     Total interest expense similarly increased approximately $1.0 million for the six months and approximately $464,700 for the quarter ended June 30, 1996 as compared to the comparable 1995 periods. These increases were primarily due to the increase in deposits held during 1996 as compared to 1995, but were also due to increased short-term borrowings during the 1996 periods.

     The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by approximately $1.8 million (or 24%) for the six-month period, and approximately $938,300 (or 23%) for the second quarter of 1996 over the comparable periods of 1995. Net income per common share (primary) increased to $.58 for the first six months of 1996 from $.39 for the first six months of 1995, and increased to $.30 from $.21 for the comparable second quarter periods.

     Noninterest income decreased approximately $17,300 for the six months, but increased approximately $18,100 for the quarter ended June 30, 1996 as compared to the comparable 1995 periods. The decrease for the six-month period was primarily attributable to a decrease in loan servicing fees due to the sale of Harding Fletcher in August 1995, which also served to offset in part the increase in other income for the quarter ended June 30, 1996.
The decrease in loan servicing fees during the six-month period was offset in part by an increase in gains recognized on sales of residential mortgage loans originated by Mortgage Co.

     Noninterest expense increased approximately $128,200 for the six months ended June 30, 1996 as compared to the comparable 1995 period. Approximately $108,300 of the increase in noninterest expense was incurred during the quarter ended June 30, 1996. The increases for the six-month and the quarterly periods were primarily attributable to increases in salaries and employee benefits, premises and equipment, and advertising, which were offset in part by decreases in insurance expenses and other noninterest expense.

     Salaries and employee benefits increased approximately $370,000 during the six months and the quarter ended June 30, 1996 as compared to the 1995 periods, which was due to additions to the Bank's and Mortgage Co.'s staffs to accommodate Bancorp's increased business activities.

     Premises and equipment expense increased approximately $135,700 during the six months and approximately $78,600 during the quarter ended June 30, 1996 as compared to the comparable 1995 periods. These increases were primarily due to the additional expenses incurred in the Bank's occupancy of the Pacific Corporate Center Branch permanent facility, which occurred in June 1995.

     Insurance expense decreased approximately $242,600 during the six months and approximately $112,900 during the quarter ended June 30, 1996 as compared to the comparable 1995 periods. These decreases were attributable to the decreased assessment rate for Federal Deposit Insurance coverage.

     Other noninterest expense decreased approximately $193,400 during the six months and approximately $159,800 during the quarter ended June 30, 1996 as compared to the comparable 1995 periods. These decreases were attributable to the recovery of the value of assets previously written off.


LOAN LOSS PROVISION
- -------------------

     During the six months ended June 30, 1996, Bancorp charged a $285,000 loan loss provision to operations, as compared to $150,000 charged during the six months ended June 30, 1995.
Loans charged off, net of recoveries, during the six months ended June 30, 1996 were $4,364, as compared to net charge-offs of $5,414 for the 1995 six-month period.

     The $135,000 increase in the loan loss provision has been established to provide coverage for the significant increase in loans and Bancorp's anticipated continued growth. Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Bancorp.


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

     Along with federal funds lines, the Bank maintains a cash management advance with the Federal Home Loan Bank, Seattle,
Washington, which allows temporary borrowings for liquidity.

     At June 30, 1996, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 11.0% and 11.8%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At June 30, 1996, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 8.6%. The FRB's current minimum leverage capital ratio guideline is 3%.

                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
- ------------------------------------------------------------

     Centennial Bancorp held its annual meeting of shareholders on May 15, 1996. At the meeting, Dan Giustina, Cordy H. Jensen, Robert L. Newburn, Brian B. Obie and Richard C. Williams were reelected to the Board of Directors for one-year terms. Voting on the election of directors was as follows:

                                Votes        Votes       Broker
                                 For       Withheld     Non-Votes
                              ---------    --------     ---------

     Dan Giustina             3,804,603     29,040         -0-
     Cordy H. Jensen          3,804,548     29,095         -0-
     Robert L. Newburn        3,804,638     29,005         -0-
     Brian B. Obie            3,803,294     30,349         -0-
     Richard C. Williams      3,803,653     29,990         -0-


     In addition to the election of the Board of Directors, shareholders also approved the 1995 Stock Incentive Plan. A reconcilement of the shares voted for the Plan is as follows:

     For                                                3,610,116
     Against                                              172,281
     Abstain                                               51,245
     Broker non-votes                                         -0-


Item 6.  Exhibits and Reports on Form 8-K.
- -----------------------------------------

     None.

                            SIGNATURES
                            ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTENNIAL BANCORP



Dated:  August 13, 1996       /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  August 13, 1996       /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer