Form 10-Q
period 1996-09-30
CENTENNIAL BANCORP
filed 1996-11-13
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended September 30, 1996
                               ------------------

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


5,183,581 shares as of October 31, 1996.

                        CENTENNIAL BANCORP

                           FORM 10-Q

                        SEPTEMBER 30, 1996

                              INDEX
                              -----

                                                         Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of               4
     September 30, 1996 and December 31, 1995

Condensed Consolidated Statements of Income for           5
     the nine months and the quarter ended
     September 30, 1996 and 1995

Condensed Consolidated Statements of Cash Flows           6
     for the nine months ended September 30, 1996
     and 1995

Notes to Condensed Consolidated Financial Statements      7 - 9
Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        10
          Material Changes in Financial Condition         10 - 12
          Material Changes in Results of Operations       12 - 13
          Loan Loss Provision                             13
          Liquidity and Capital Resources                 14 - 15

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                 16

Signatures                                                17

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                   September 30,             December 31,
                                                                       1996                      1995
                                                                   -------------            -------------

ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 22,476,604            $ 21,991,459
     Interest-bearing balances due from banks                         12,925,000               6,000,000
     Federal funds sold                                                       --               8,730,000
                                                                    ------------            ------------
Total cash and cash equivalents                                       35,401,604              36,721,459
Available-for-sale securities                                         84,657,835              76,964,342
Loans                                                                246,880,693             186,517,192
Reserve for loan losses                                               (2,504,970)             (1,928,372)
                                                                    ------------            ------------
     Loans, net                                                      244,375,723             184,588,820
Loans held for sale                                                    5,757,858               4,573,095
Accrued interest receivable                                            2,988,543               2,536,493
Premises and equipment, net                                            9,182,629               9,214,564
Intangible assets                                                        475,277                 539,618
Other assets                                                           3,683,290               2,325,324
                                                                    ------------            ------------
                                                                    $386,522,759            $317,463,715
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 76,781,398            $ 70,578,820
          Interest-bearing demand                                    114,770,763              98,600,873
          Savings                                                     17,140,874              13,743,140
          Time                                                       113,886,825              84,957,459
                                                                    ------------            ------------
               Total deposits                                        322,579,860             267,880,292
     Short-term borrowings                                            11,205,757              11,419,123
     Accrued interest and other liabilities                            3,712,668               2,574,240
     Long-term debt                                                   17,324,000               9,200,000
                                                                    ------------            ------------
               Total liabilities                                     354,822,285             291,073,655
Shareholders' equity:
     Preferred stock, $5.00 par value; none issued
          Non-voting, 5,000,000 shares authorized                             --                      --
          Voting, 5,000,000 shares authorized                                 --                      --
     Common stock, $2.00 par value; 10,000,000 shares
          authorized, 5,183,581 issued and outstanding
          (4,651,130 at December 31, 1995)                            10,367,162               9,302,260
     Surplus                                                           6,746,710               5,829,404
     Retained earnings                                                15,336,362              10,657,696
     Net unrealized gain (loss) on securities available-
          for-sale, net of deferred income taxes                        (749,760)                600,700
                                                                    ------------            ------------
               Total shareholders' equity                             31,700,474              26,390,060
                                                                    ------------            ------------
                                                                    $386,522,759            $317,463,715
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                   The Quarter Ended                 The Nine Months Ended
                                                     September 30,                       September 30,
                                              ---------------------------         --------------------------
                                                 1996             1995                  1996           1995
                                              ----------      -----------         -----------     ----------
INTEREST INCOME
     Interest and fees on loans               $6,889,129      $5,314,441          $18,872,009    $15,329,360
     Interest on investment securities         1,247,320         868,398            3,743,115      2,560,692
     Other interest income                       224,890         285,158              453,674        423,516
                                              ----------      ----------          -----------    -----------
        Total interest income                  8,361,339       6,467,997           23,068,798     18,313,568
INTEREST EXPENSE
     Interest on deposits                      2,576,664       2,022,717            6,841,053      5,370,323
     Interest on short-term borrowings           199,687         219,148              695,371        635,546
     Interest on long-term debt                  238,063         147,553              579,934        463,969
                                              ----------      ----------          -----------    -----------
          Total interest expense               3,014,414       2,389,418            8,116,358      6,469,838
                                              ----------      ----------          -----------    -----------
NET INTEREST INCOME                            5,346,925       4,078,579           14,952,440     11,843,730
     Loan loss provision                         300,000         125,000              585,000        275,000
                                              ----------      ----------          -----------    -----------
          Net interest income after
            loan loss provision                5,046,925       3,953,579           14,367,440     11,568,730
NONINTEREST INCOME
     Service charges on deposit accounts         247,498         218,976              726,424        680,320
     Other                                       107,802         236,194              306,872        447,814
     Loan servicing fees                          22,238          82,782               65,695        309,196
     Gains on sales of loans                     186,961         148,695              472,490        259,851
     Gains on sales of investment securities          --          44,272                6,595         64,635
                                               ---------      ----------          -----------    -----------
          Total noninterest income               564,499         730,919            1,578,076      1,761,816
NONINTEREST EXPENSE
     Salaries and employee benefits            1,953,054       1,580,066            5,549,668      4,806,688
     Premises and equipment                      479,496         460,732            1,420,489      1,266,061
     Legal and professional                      179,877         156,542              413,106        409,870
     Insurance                                    17,761           8,834               46,330        279,986
     Advertising                                 131,095          94,556              374,181        253,344
     Printing and stationery                      75,457          76,249              228,514        211,102
     Communications                               81,671          71,343              215,303        228,875
     Other                                       233,857         433,345              766,559      1,159,440
                                              ----------      ----------          -----------    -----------
          Total noninterest expense            3,152,268       2,881,667            9,014,150      8,615,366
                                              ----------      ----------          -----------    -----------

Income before income taxes                     2,459,156       1,802,831            6,931,366      4,715,180
Provision for income taxes                       799,300         566,600            2,252,700      1,503,100
                                              ----------      ----------          -----------    -----------

NET INCOME                                    $1,659,856      $1,236,231          $ 4,678,666    $ 3,212,080
                                              ==========      ==========          ===========     ==========

Earnings per common share:
     Primary                                  $      .31      $      .24          $       .89     $      .64
     Fully diluted                            $      .29      $      .22          $       .83     $      .60

Weighted average shares outstanding:
     Primary                                   5,337,741       5,030,718            5,260,495      5,014,921
     Fully diluted                             6,083,869       5,967,919            6,006,623      5,952,123

See accompanying notes.

                                             CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                     The Nine Months Ended
                                                                                         September 30,
                                                                                  --------------------------
                                                                                       1996          1995
                                                                                  ------------  ------------

Net cash provided by operating activities                                         $ 4,584,485   $ 6,601,364

Cash flows from investing activities:
     Net increase in loans                                                        (60,371,903)  (17,718,806)
     Investment security purchases                                                (19,806,395)  (26,665,385)
     Proceeds from investment securities:
          Maturities                                                                3,861,855    10,057,198
          Sales                                                                     6,304,169     3,462,123
     Purchases of premises and equipment                                             (615,289)   (2,531,690)
                                                                                  -----------    -----------
          Net cash used by investing activities                                   (70,627,563)  (33,396,560)

Cash flows from financing activities:
     Net increase in deposits                                                      54,699,568    33,117,506
     Net increase (decrease) in short-term borrowings                                (213,366)    3,274,149
     Proceeds from long-term debt                                                  10,000,000            --
     Principal payments on long-term debt                                                  --            --
     Proceeds from issuance of common stock                                           237,021        54,145
                                                                                  -----------   -----------
          Net cash provided by financing activities                                64,723,223    36,445,800
                                                                                  -----------   -----------

Net increase (decrease) in cash and cash equivalents                               (1,319,855)    9,650,604

Cash and cash equivalents at beginning of period                                   36,721,459    25,358,038
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                        $35,401,604   $35,008,642
                                                                                  ===========   ===========




Supplemental Disclosure of Cash Flow Information:

Noncash investing and financing activities:
     Conversion of debentures to common stock                                     $ 1,876,000   $        --
     Net costs attributable to debentures converted                                  (130,655)           --
     Cash paid in lieu of issuance of fractional shares                                  (159)           --
                                                                                   ----------   -----------
                                                                                   $ 1,745,186  $        --
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

3.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                     September 30,  December 31,
                                          1996          1995
                                     ------------   ------------
          Real estate-mortgage       $ 68,597,918   $ 54,631,309
          Real estate-construction     62,918,520     44,002,950
          Commercial                  104,935,742     78,252,968
          Installment                   6,324,954      5,929,351
          Lease financing               3,826,782      4,001,250
          Other                           981,414        310,737
                                     ------------   ------------
                                      247,585,330    187,128,565
          Less deferred loan fees        (704,637)      (611,373)
                                     ------------   ------------
                                     $246,880,693   $186,517,192
                                     ============   ============


     Loans held for sale of $5,757,858 and $4,573,095 at September 30, 1996 and December 31, 1995, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses were as follows for the nine months ended September 30:

                                         1996           1995
                                     -----------     -----------
     Balance at beginning of period  $1,928,372      $1,700,130
     Provision charged to operations    585,000         275,000
     Recoveries                          39,680          19,668
     Loans charged off                  (48,082)       (134,387)
                                     ----------      ----------
     Balance at end of period        $2,504,970      $1,860,411
                                     ==========      ==========

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 1996 and December 31, 1995 were approximately $1,463,000 and $478,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $1,182,000 at September 30, 1996, and approximately $645,000 at December 31, 1995. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at September 30, 1996 or December 31, 1995.

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

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     The following discussion includes certain forward-looking statements. Those statements involve a number of risks and uncertainties, which could cause actual results to differ materially from the expectation stated, including the following: slower than expected growth in Centennial Bancorp's business, deterioration of business conditions generally or specifically in the banking industry, regulatory changes involving banking, competitive factors, and general market conditions.


OVERVIEW
--------

     Centennial Bancorp reported net income of $4,678,666, or $.89 per share (primary), for the nine months ended September 30, 1996. This represented a 46% increase in net income, as compared to $3,212,080, or $.64 per share, for the nine months ended September 30, 1995. Net income of $1,659,856, or $.31 per share, for the quarter ended September 30, 1996 represented a 34% increase in net income as compared to $1,236,231, or $.24 per share for the quarter ended September 30, 1995. The increased earnings during the nine months and the quarter ended September 30, 1996 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income.

     The net income added to shareholders' equity during the nine months and the third quarter of 1996 was offset in part by a decrease in the valuation of Bancorp's investment portfolio of available-for-sale securities. This decrease in the value of the available-for-sale securities resulted from an increase in interest rates which caused bond prices to decrease. Management believes that the net unrealized loss on available-for-sale securities, net of deferred income taxes, will be reduced during the remainder of 1996 as interest rates and the bond market stabilize.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the nine months ended September 30, 1996 include an increase in total assets, primarily in loans and loans held for sale, and available-for- -sale securities. Funds were provided for these changes by increases in total deposits and long-term debt, a decrease in cash and cash equivalents, and earnings.

     At September 30, 1996, total assets increased 21.8%, or approximately $69.1 million, over total assets at December 31,
 1995. An increase of $61.5 million in loans and loans held for sale was the largest component of the increase in total assets. The increase in loans and loans held for sale was primarily due to increased commercial loan and real estate construction activity. The Pacific Corporate Center Branch near Portland continues to provide the majority of the new loan activity; however, increases in loan activity were also noted in the Eugene, Springfield and Cottage Grove markets.

     Available-for-sale securities increased approximately
$7.7 million at September 30, 1996 as compared to December 31, 1995. The increase represented the purchase of U.S. Treasury securities and securities issued by states and political subdivisions, in excess of sales and maturities of U.S. Treasury and U.S. Government agency securities. The increase in available-for-sale securities at September 30, 1996 was offset in part by a decrease in the market valuation of Bancorp's available-for-sale securities.

     Cash and cash equivalents decreased at September 30, 1996 as compared to December 31, 1995. This decrease was primarily due to a decrease in federal funds sold in excess of an increase in interest-bearing deposits due from banks, both of which represent temporary investments of excess funds which can fluctuate significantly on a daily basis.

     Other assets increased approximately $1.4 million at September 30, 1996 as compared to December 31, 1995. This increase was primarily attributable to an increase in deferred tax assets as a result of the decrease in the market valuation of Bancorp's available-for-sale securities.

     Bancorp experienced an increase in total deposits of $54.7 million during the first nine months of 1996. All categories of deposits increased. Management believes that the increases in demand and interest-bearing demand deposits were due to Bancorp's increased business activities, and that the increase in time deposits was due to offering more competitive interest rates on time deposits.

     Long-term debt increased $8.1 million at September 30, 1996 as compared to December 31, 1995. This increase was due to the Bank borrowing $10.0 million to maintain liquidity and assure available funds to support further growth in loans and loans held for sale, which was offset in part by conversion of $1.9 million of Bancorp's debentures to common stock.

     Other liabilities increased approximately $1.1 million at September 30, 1996 as compared to December 31, 1995. This increase was primarily due to accruals for interest payable on deposits, short- and long-term debt, and accruals for other liabilities incurred in the normal course of business.

     All other changes experienced in asset and liability categories during the first nine months of 1996 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Total interest income increased approximately $4.8 million for the nine months and approximately $1.9 million for the quarter ended September 30, 1996 as compared to the same periods in 1995. These increases were primarily due to the increase in loans and loans held for sale and available-for-sale securities held during 1996 as compared to 1995.

     Total interest expense also increased approximately $1.6 million for the nine months and approximately $625,000 for the quarter ended September 30, 1996 as compared to the 1995 periods. These increases were primarily due to the increase in deposits held during 1996 as compared to 1995, but were also due to the increased long-term debt during the 1996 periods.

     The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by approximately $3.1 million for the nine-month period, and approximately $1.3 million for the third quarter of 1996 over the comparable periods of 1995.

     Noninterest income decreased approximately $183,700 for the nine months and approximately $166,400 for the quarter ended September 30, 1996 as compared to the 1995 periods. These decreases were primarily attributable to a decrease in loan servicing fees and other income due to the sale of Harding Fletcher in August 1995. These decreases were also attributable to decreases in gains recognized on the sale of available-for- -sale securities. These decreases were offset in part by increases in gains recognized on sales of residential mortgage loans originated by Mortgage Co.

     Noninterest expense increased approximately $398,800 for the nine months and approximately $270,600 for the quarter ended September 30, 1996 as compared to the comparable 1995 periods. The increases for the nine-month and the quarterly periods were primarily attributable to increases in salaries and employee benefits, premises and equipment, and advertising, which were offset in part by decreases in insurance expenses and other noninterest expense.

     Salaries and employee benefits increased approximately
$743,000 during the nine months and the quarter ended September
30, 1996 as compared to the 1995 periods, which was due primarily to additions to the Bank's and Mortgage Co.'s staffs to accommodate Bancorp's increased business activities.

     Premises and equipment expense increased approximately $154,400 during the nine months and approximately $18,800 during the quarter ended September 30, 1996 as compared to the comparable 1995 periods. These increases were primarily due to the additional expenses incurred in the Bank's occupancy of the Pacific Corporate Center Branch permanent facility, which began in June 1995.

     Insurance expense decreased approximately $233,700 during the nine months ended June 30, 1996, but increased modestly during the quarter ended September 30, 1996 as compared to the comparable 1995 periods. The decrease during the nine-month period was attributable to the decreased assessment rate for Federal Deposit Insurance coverage, which was offset during the quarter ended September 30, 1996 by an increase in other insurance coverage premiums.

     Other noninterest expense decreased approximately $392,900 during the nine months and approximately $199,500 during the quarter ended September 30, 1996 as compared to the comparable 1995 periods. These decreases were primarily attributable to the recovery of the value of assets previously written off.


LOAN LOSS PROVISION
-------------------

     During the nine months ended September 30, 1996, Bancorp increased the amount of loan loss provision charged to operations to $585,000, as compared to $275,000 charged during the nine months ended September 30, 1995. This increase was made to keep the reserve for loan losses at an adequate percentage of total loans. Loans charged off, net of recoveries, were $8,402 during the nine months ended September 30, 1996, as compared to net charge-offs of $114,719 for the 1995 nine-month period.

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

     At September 30, 1996, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 10.2% and 13.5%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At September 30, 1996, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 8.6%. The
FRB's current minimum leverage capital ratio guideline is 3%.

     On November 12, 1996, Bancorp elected to redeem all its 7% Convertible Exchangeable Redeemable Subordinated Debentures Due May 1, 2004 (the "Debentures") that are outstanding at the close of business on December 23, 1996. Bancorp will redeem all such Debentures at a price of 102% of the principal amount of the Debentures, plus all accrued but unpaid interest through the redemption date. The Debentures may be converted into Bancorp common stock at the option of the holder at any time before the close of business on the redemption date. Debentures currently are convertible at a price of $9.816 per share. At November 11, 1996, the last sales price of the common stock reported by Nasdaq was $14.25 per share.

     If all the Debentures are converted by holders into common stock, Bancorp's Tier 1 and total risk-based capital ratios would be approximately 13.2% and 14.0%, respectively. In the event that none of the Debentures are converted into common stock, but are instead allowed to be redeemed, Bancorp's Tier 1 and total risk-based capital ratios would be approximately 10.7% and 11.6%, respectively.

     Given the differential between the conversion price of the Debentures and the trading price of the common stock, Bancorp anticipates that all or most of the Debentures will be converted into common stock. If so, management believes that Bancorp's cash on hand will be adequate to accommodate any redemptions. However, management will seek a line of credit with a correspondent bank for the cash necessary to redeem the Debentures, in the unlikely event that a significant portion of the Debentures are redeemed.

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


                              CENTENNIAL BANCORP



Dated:  November 13, 1996      /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  November 13, 1996      /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer