Form 10-K
period 1996-12-31
CENTENNIAL BANCORP
filed 1997-03-24
CIK 702430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended: December 31, 1996
                                                         or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

             For the transition period from _________ to ___________

                         Commission file Number: 0-10489

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $83,070,000 aggregate market value as of March 14, 1997, based on the price at which the stock was sold.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 6,553,013 shares of $2.00 par value Common Stock on March 14 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part II incorporate information by reference from the issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1996. Part III is incorporated by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on May 21, 1997.

                               CENTENNIAL BANCORP
                                    FORM 10-K
                                  ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                PAGE
------                                                                ----

                  (Portions of Item 1 are incorporated by
                  reference from Centennial Bancorp's
                  Annual Report to Shareholders)

Item 1.           DESCRIPTION OF BUSINESS                               3
                  -----------------------
Item 2.           DESCRIPTION OF PROPERTY                              37
                  -----------------------
Item 3.           LEGAL PROCEEDINGS                                    38
                  -----------------
Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  SECURITY HOLDERS                                     39
                  ----------------------------------

PART II
-------

                  (Items 5, 6, 7 and 8 are incorporated by reference from Centennial Bancorp's Annual Report to Shareholders)

Item 5.           MARKET FOR THE REGISTRANT'S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS                      40
                  -----------------------------------------
Item 6.           SELECTED FINANCIAL DATA                              40
                  -----------------------
Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS                 40
                  ------------------------------------
Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA          40
                  -------------------------------------------
Item 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ACCOUNTANTS ON ACCOUNTING AND
                  FINANCIAL DISCLOSURE                                 40
                  ---------------------------------

PART III
--------

                  (Items 10 through 13 are incorporated by reference from Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 21, 1997)

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF
                  THE REGISTRANT                                       41
                  -----------------------------------
Item 11.          EXECUTIVE COMPENSATION                               41
                  ----------------------
Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT                                41
                  ----------------------------------------
Item 13.          CERTAIN RELATIONSHIPS AND RELATED
                  TRANSACTIONS                                         41
                  ---------------------------------
Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  AND REPORTS ON FORM 8-K                              41
                  ----------------------------------------

SIGNATURES                                                             46
----------

                                     PART I
                                     ------

     THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS ANNUAL REPORT, THE WORDS "ANTICIPATE," "BELIEVE" AND "EXPECT," AND WORDS OR PHRASES OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE: CHANGES IN GENERAL BUSINESS AND ECONOMIC CONDITIONS, PARTICULARLY IN OREGON; CHANGES IN THE INTEREST RATE ENVIRONMENT; COMPETITIVE FACTORS, INCLUDING INCREASED COMPETITION AND INTEREST RATE PRESSURES; CHANGES IN REGULATORY OR OTHER EXTERNAL FACTORS; AND OTHER FACTORS LISTED FROM TIME TO TIME IN BANCORP'S SEC REPORTS, INCLUDING BUT NOT LIMITED TO, EXHIBIT 99.1 TO THIS ANNUAL REPORT, WHICH IS INCORPORATED HEREIN BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

GENERAL

     Centennial Bancorp, an Oregon corporation, was organized under the name Valley West Bancorp in 1981 to become a bank holding company. In 1982, Centennial Bank and Valley State Bank, both Oregon state-chartered banks, merged and continued business as Centennial Bank. Immediately following the merger, Valley West Bancorp acquired all the common stock of Centennial Bank. In May 1990, Valley West Bancorp changed its name to Centennial Bancorp.

     On December 2, 1994, CG Bancorp, an Oregon corporation, merged with and into Centennial Bancorp in a stock transaction accounted for as a pooling of interests. CG Bancorp was the parent corporation of Western Oregon Community Bank, which operated a branch office in Creswell, Oregon in addition to its head office in Cottage Grove, Oregon. Both branches of Western Oregon Community Bank became branches of Centennial Bank. In May 1996, Centennial Bank closed its Creswell office.

     At December 31, 1996, Centennial Bancorp ("Bancorp") has two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. ("Centennial Mortgage"). From July 1993 until its sale in August 1995, Bancorp also owned Harding Fletcher Co. ("Harding Fletcher"), a mortgage banking subsidiary. Unless the context clearly suggests otherwise, references in this Annual Report on Form 10-K to "Bancorp" include Centennial Bancorp and its subsidiaries.

     All data in this Annual Report on Form 10-K has been restated to give retroactive effect to the merger with CG Bancorp. In addition, all share and per share information has been restated to give retroactive effect to a stock split declared in January 1997, and for various stock splits and stock dividends declared in prior years.


     CENTENNIAL BANK

     Centennial Bank is a full-service commercial bank organized in 1977 under the Oregon Bank Act. Centennial Bank provides a broad range of depository and lending services to commercial, industrial, and agricultural enterprises, financial institutions, governmental entities and individuals. Centennial Bank directs its deposit-taking and lending activities primarily to the communities in which its branches are located. Its primary marketing focus is on small- to medium-sized businesses and on professionals in those communities. Centennial Bank does not provide trust services.

     At December 31, 1996, based on total assets, Centennial Bank was the 11th largest bank of the 52 commercial banks maintaining offices in Oregon. At that date, Centennial Bank has six branches; three in Eugene; one in adjacent Springfield; one in Tigard, a suburb of Portland, Oregon; and the former Western Oregon Community Bank office in Cottage Grove. An additional branch acquired from Western Oregon Community Bank, located in Creswell, Oregon, was closed in May 1996. Eugene and Springfield are at the southern end of the Willamette Valley on Interstate 5, with Creswell and Cottage Grove located approximately 12 and 20 miles further south, respectively. Centennial Bank opened the Tigard office in August 1994 and acquired the Western Oregon Community Bank offices in December 1994.

     At December 31, 1996, Centennial Bank held regulatory approvals for two additional branches in the Portland metropolitan area, and was negotiating to purchase property for one of the branches in the Tanasbourne area of Hillsboro, a suburb of Portland, and to lease a facility for the other branch in the Lloyd District of Portland. The Lloyd District office negotiations were finalized and that branch opened in late January 1997. The expected opening date of the Tanasbourne branch is not known at this time.

     Centennial Bank provides personalized, quality financial services to its customers and believes this dedication to service has enabled it to maintain a stable and relatively low-cost retail deposit base, while generating a substantial volume of loans. Total deposits increased from $268 million at December 31, 1995 to $340 million at December 31, 1996. Net loans and loans held for sale increased from $189 million at December 31, 1995 to $266 million at December 31, 1996.

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

     CENTENNIAL MORTGAGE

     Centennial Mortgage began operations in 1987, originating conventional and federally insured residential mortgage loans for sale in the secondary market. Centennial Bank regularly provides interim financing, generally for 30 to 60 days, for loans originated by Centennial Mortgage. Centennial Mortgage originated $67.2 million, $30.0 million and $20.7 million of mortgages in 1996, 1995 and 1994, respectively. Mortgage loans generally are sold without recourse. Prior to 1996, mortgage loans were generally sold with no servicing rights retained. However, during 1996, Centennial Bank obtained Federal National Mortgage Association and Federal Home Loan Mortgage Corporation approval to service federally insured mortgage loans, and Centennial Bank began retaining servicing rights for mortgage loans originated by Centennial Mortgage. Under certain circumstances, Centennial Mortgage may be obligated to repurchase loans sold in the secondary market.

     Centennial Mortgage has one office in Eugene, Oregon, and opened an office in Lake Oswego, Oregon, a Portland suburb, in 1993. That office relocated to the Centennial Bank building in Tigard, Oregon in 1995. Centennial Mortgage intends to locate an additional office in the Centennial Bank office opened in the Lloyd District of Portland. That office is expected to open during the second quarter of 1997.

     Centennial Mortgage established a residential mortgage construction lending department during 1994 to establish relationships with home builders in the Eugene/Springfield and Portland-area markets and to attempt to generate additional permanent loan activity as the houses-under-construction are sold. Increases in interest rates could adversely affect demand for construction lending, as well as the ability of borrowers to sell the houses when completed, and thus could adversely impact Centennial Mortgage's permanent mortgage lending activity.

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

     In August 1995, Bancorp sold substantially all of the assets of Harding Fletcher for $741,000. Under the terms of the asset sale agreement, Bancorp received $155,131 cash for the mortgage servicing rights and certain furniture and equipment. The balance of the purchase price is to be paid over four years from the transaction closing date from a percentage of loan servicing income the buyer receives from the assets sold and from a percentage of loan origination fees for certain identified transactions. At December 31, 1996, Bancorp had received $235,000 of the deferred portion of the purchase price.

     Harding Fletcher arranged commercial real estate loans, which were funded by insurance companies and other institutional investors. The loans arranged were generally between $500,000 and $35 million in size. Harding Fletcher was not a party to the loans, but was typically retained to service the loans.

BANCORP CONSOLIDATED STATISTICAL INFORMATION

     Bancorp incorporates by reference the following financial and statistical information from its Annual Report to Shareholders for the year ended December 31, 1996:

                                                       Centennial Bancorp
                                                          Annual Report
                                                         to Shareholders
                                                             Page No.
                                                       ------------------

Investment securities                                           13
Loans and reserve for loan losses                               14
Deposits                                                         4

NET INTEREST INCOME

     For most financial institutions, including Bancorp, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in "volume," "spread" and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During 1996, 1995 and 1994, Bancorp's average interest-earning assets were $323 million, $252 million and $205 million, respectively. During these same years, Bancorp's net interest margin was 6.70%, 6.66% and 7.24%, respectively.

     AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

     The following table sets forth for 1996, 1995 and 1994 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Bancorp.


Year ended December 31,                         1996                              1995                             1994
                                   ------------------------------   ------------------------------   -----------------------------
                                              Interest    Average               Interest   Average               Interest  Average
                                    Average   income or  yield or     Average   income or yield or    Average    income or yield or
                                   balance(1)  expense    rates     balance(1)   expense   rates     balance(1)   expense   rates
                                   ---------- ---------  --------   ----------  --------- --------   ----------  --------- -------

ASSETS:                                                                (Dollars in thousands)
Interest-bearing deposits with
  banks                              10,872   $    579     5.33%    $   5,971    $   352     5.90%   $   2,498   $    110    4.40%
Investment securities--
  taxable                            43,928      2,894     6.59        40,116      2,403    5.99        36,632      1,927    5.26
Investment securities--
  tax-exempt(2)                      39,037      3,112     7.97        24,159      1,827    7.56        23,040      1,866    8.10
Federal funds sold                    2,265        122     5.39         5,618        317    5.64         3,349        131    3.91
Loans and loans held for
  sale(3)                           226,965     26,299    11.59       176,384     20,909   11.85       139,672     16,003   11.46
                                   --------    -------              ---------    -------             ---------    -------
   Total interest-earning
     assets/interest income         323,067     33,006    10.22       252,248     25,808   10.23       205,191     20,037    9.77
Reserve for loan losses              (2,237)                           (1,824)                          (1,652)
Cash and due from banks              20,274                            16,975                           14,562
Premises and equipment, net           9,339                             8,477                            5,981
Other assets                          7,201                             5,876                            5,193
                                   --------                          --------                         --------
   Total assets                    $357,644                          $281,752                         $229,275
                                   ========                          ========                         ========
LIABILITIES AND SHAREHOLDERS'
  EQUITY:
Savings and interest-bearing
  demand                           $128,611      4,440     3.45      $107,983      3,352    3.10      $101,256      2,333    2.30
Time deposits                       100,549      5,208     5.18        71,912      4,146    5.77        47,258      2,106    4.46
Short-term borrowings                11,399        833     7.31        13,823        861    6.23         4,259        174    4.09
Long-term debt                       16,443        887     5.39         9,200        645    7.01         7,410        559    7.54
                                   --------    -------               --------     ------              --------    -------
   Total interest-bearing
     liabilities/interest
     expense                        257,002     11,368     4.42       202,918      9,004    4.44       160,183      5,172    3.23
Demand deposits                      66,525                            53,399                           47,406
Other liabilities                     2,617                             2,133                            2,984
                                   --------                          --------                         --------
   Total liabilities                326,144                           258,450                          210,573
Shareholders' equity                 31,500                            23,302                           18,702
                                   --------   --------               --------   --------              --------
   Total liabilities and
     shareholders' equity          $357,644                          $281,752                         $229,275
                                   ========                          ========                         ========
Net interest income                            $21,638                           $16,804                          $14,865
                                               =======                           =======                          =======
Net interest spread (2)                                     5.80%                            5,79%                            6.54%
                                                           =====                            =====                             ====
Net interest margin (2)                                     6.70%                            6.66%                            7.24%
Average interest-earning
  assets to average interest-
  bearing liabilities                   126%                              124%                             128%


(1)   Average balances are based on daily averages and include nonaccrual loans.
(2) Average yield on nontaxable securities, net interest spread and net interest margin have been computed on a 34% tax-equivalent basis.
(3)   Nonaccrual loans ($994,600, $631,100 and $783,200 in 1996, 1995 and 1994,
      respectively) have been included in the computation of average loans and loans held for sale. Loan fees recognized, included in interest income, totalled $3,745,900, $2,541,800 and $2,958,600 in 1996, 1995 and 1994,
      respectively.

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

                                                             1996 vs. 1995                           1995 vs. 1994
                                                               Change in                               Change in
                                                          net interest income                    net interest income
                                                               due to                                   due to
                                                    ----------------------------           -------------------------------
                                                    Volume      Rate      Total            Volume      Rate         Total
                                                    ------      ----      ------           ------      ----         ------
                                                                               (In thousands)
Interest income:
  Balances due from banks                           $  275     $  (48)   $  227            $  179     $   63        $  242
  Investment securities -- taxable                     240        251       491               196        280           476
  Investment securities -- tax-exempt                1,156        129     1,285                88       (127)          (39)
  Federal funds sold                                  (185)       (10)     (195)              108         78           186
  Loans                                              5,928       (538)     5,390            4,279         627        4,906
                                                    ------     ------     ------           ------      ------       ------
     Total interest income                           7,414       (216)    7,198             4,850        921         5,771
                                                    ------     ------    ------            ------     ------        ------

Interest expense:
  Deposits:
    Savings and interest-bearing
      demand                                           676        412     1,088               182        837         1,019
    Time 1,567                                        (505)     1,062     1,260               780      2,040
  Short-term borrowings                               (164)       136       (28)              493        194           687
  Long-term debt                                       449       (207)      242               130        (44)           86
                                                    ------     ------    ------            ------     ------        ------
     Total interest expense                          2,528       (164)    2,364             2,065      1,767         3,832
                                                    ------     ------    ------            ------     ------        ------
Net interest income                                 $4,886     $  (52)    $4,834           $2,785      $ (846)      $1,939
                                                    ======     ======     ======           ======      ======       ======



MARKET AREAS


     Centennial Bank's primary market area is the Eugene/Springfield area at the southern end of Oregon's Willamette Valley. The populations of Eugene and Springfield total approximately 170,000. The area's economy depends primarily upon educational institutions, U.S. and local government, forest products, general manufacturing (especially small manufacturing and high-technology industries), health care and tourism. The University of Oregon, located in Eugene, is the area's largest employer.

     In August 1994, Centennial Bank opened a branch office in Tigard, a suburb of Portland, Oregon, and in January 1997, it opened a branch office in the Lloyd District of Portland. The Portland metropolitan area has a diverse economy and a population of approximately 1.3 million. Management believes the Portland metropolitan area offers an opportunity to increase Bancorp's asset size and business operations, and to provide diversification of risk in its loan portfolio through the diversity of the economic market in the metropolitan area.

         Centennial Bank also has a branch office in Cottage Grove, Oregon, located approximately 20 miles south of Eugene and Springfield. The population of Cottage Grove totals approximately 8,000. The economy similarly depends primarily upon forest products, general manufacturing, agriculture and tourism.

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

     LOAN PORTFOLIO COMPOSITION

     The following table sets forth information with respect to the composition of Bancorp's loan portfolio (loans and loans held for sale) by type of loan at December 31 for each of the last five years:


                                                                December 31,
                                   ------------------------------------------------------------------------------
                                     1996             1995              1994             1993              1992
                                   --------         --------          --------        ---------          --------
                                                           (Dollars in thousands)

Commercial and other               $119,450         $ 78,564          $ 66,845         $ 61,640          $ 48,496
Real estate -- mortgage              73,665           59,204            56,792           44,253            34,774
Real estate -- construction          66,244           44,003            29,337           11,626             5,214
Installment                           6,425            5,929             6,951           10,653             9,179
Lease financing                       3,775            4,001             2,686              138                --
                                   --------         --------          --------         --------          --------
     Total loans and
     loans held for sale            269,559          191,701           162,611          128,310            97,663

  Less deferred loan fees              (929)            (611)             (600)            (394)             (155)
  Less reserve for loan
     losses                          (2,600)          (1,928)           (1,700)          (1,514)           (1,078)
                                   --------         --------          --------         --------          --------

Loans receivable, net              $266,030         $189,162          $160,311         $126,402          $ 96,430
                                   ========         ========          ========         ========          ========


     The following table presents the aggregate maturities of loans in each major category of Bancorp's loan portfolio at December 31, 1996. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.


                                         Due after one                Total
                            Due within     but within   Due after     loans
   Loan category             one year      five years   five years  by category
   -------------            ----------   -------------  ----------  -----------

                             (Dollars in thousands)

Commercial                  $ 85,115       $22,367       $ 9,334      $116,816
Real estate--mortgage         30,713        13,512        25,902        70,127
Real estate--construction     58,516         5,982         1,746        66,244
Installment                    4,778         1,584            63         6,425
Loans held for sale               --            --         3,538         3,538
Lease financing                  113         3,662            --         3,775
Other                          1,950           582           102         2,634
Less deferred loan fees        (384)          (411)         (134)         (929)
                            --------       -------       -------      --------

Total loans by maturity     $180,801       $47,278       $40,551      $268,630
                            ========       =======       =======      ========

     Of Bancorp's $87.8 million of loans that mature after one year, a total of $75.8 million (86.3%) are fixed-rate loans, and a total of $12.0 million (13.7%) are variable-rate loans.

     At December 31, 1996, $95.0 million of Bancorp's loans (approximately 35.4% of its loan portfolio) had fixed interest rates and $173.6 million (approximately 64.6%) had variable interest rates.

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

         At December 31, 1996, approximately 72% of Bancorp's commercial loans had floating or adjustable interest rates; the remaining 28% had fixed interest rates. Operating lines of credit are payable on demand and subject to annual renewal. Term loan maturities generally range from one to five years. Commercial loans outstanding at December 31, 1996 were $116.8 million, compared to $78.3 million at December 31, 1995 and $66.5 million at December 31, 1994. Management believes the increases in 1996 and 1995 were primarily a result of Centennial Bank's business development program and the opening of the branch office in Tigard, Oregon in August 1994. Nonaccrual loans in this category totalled $1.5 million at December 31, 1996 ($478,000 at December 31, 1995); there were no restructured loans at December 31, 1996 or 1995.

     REAL ESTATE MORTGAGE LOANS

     Real estate mortgage loans represent Bancorp's second largest category of loans. Of the $70.1 million of real estate mortgage loans outstanding at December 31, 1996, $48.6 million were made to commercial customers where the collateral for the loans included the real estate occupied by the customers' businesses. Therefore, many loans characterized as real estate mortgage loans could be characterized as commercial loans that are collateralized by real estate. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. These borrowers may be more sensitive to changes in economic conditions than are residential loan customers. Real estate mortgage loans outstanding increased to $70.1 million at December 31, 1996 from $54.6 million at December 31, 1995. The increase was primarily a result of the favorable real estate mortgage interest rate market available during 1996, the demand for housing in the market areas served by Bancorp and the expansion of Mortgage Co.'s residential mortgage office in the Portland area. Real estate mortgage loans outstanding decreased to $54.6 million at December 31, 1995 from $56.8 million at December 31, 1994. The decrease was primarily a result of customers refinancing or otherwise paying off older mortgage loans that had higher interest rates. At December 31, 1996 and 1995, there were no nonaccrual loans or restructured loans in this category.

     At December 31, 1996, $42.4 million (or approximately 60%) of Bancorp's real estate mortgage loans had fixed interest rates and $27.7 million (or approximately 40%) had floating or adjustable interest rates. Maturities of the real estate mortgage loans retained by Bancorp usually range from one to ten years.

     Bancorp's underwriting standards specify the following maximum loan-to-value ratios for real estate loans: 90% for loans collateralized by owner-occupied residences, 85% for other residential loans and for construction loans, and 85% for commercial real estate loans. Management believes that Bancorp's current real estate mortgage portfolio does not present a material risk of loan losses.

     Bancorp originates SBA real estate loans on owner-occupied properties where the maturities may be up to 20 years, and the loan-to-value ratio may reach 85% of appraised value or cost, whichever is lower. Up to 90% of the amount of these loans is guaranteed or insured by an agency of the U.S. Government. The guaranteed portion of these loans is typically sold to secondary-market investors. At December 31, 1996, the amount of the unguaranteed portion of these loans retained by Bancorp was not material.

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

     Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Bancorp might have to advance funds beyond the amount originally committed to permit completion of the project and to protect its security position. Bancorp might also be confronted, at or prior to maturity of the loan, with a project with insufficient value to ensure full repayment. Bancorp's underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Bancorp endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers, by dealing only with qualified builders/borrowers, and by closely monitoring the construction projects through the process of completion and sale.

     At December 31, 1996 and 1995, there were no nonaccrual loans or restructured loans in this category.

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

     Installment loans were $6.4 million at December 31, 1996 compared to $5.9 million at December 31, 1995 and $7.0 million at December 31, 1994. These modest level of installment loans to individuals at the periods presented were primarily due to Bancorp's focus on lending to businesses and professionals and significant competition for consumer loans from the many credit unions, banks and finance companies in the market areas served by Bancorp. At December 31, 1996 and 1995, there were no nonaccrual loans or restructured loans in this category.

     COMMITMENTS AND CONTINGENT LIABILITIES

     In the ordinary course of business, Bancorp enters into various types of transactions that include commitments to extend credit and standby letters of credit as described in Note 9 of Notes to Consolidated Financial Statements of Bancorp, which are incorporated by reference from Bancorp's 1996 Annual Report to Shareholders. Bancorp applies the same credit standards to these commitments as it uses in all its lending processes and has included these commitments in its lending risk evaluations. Collateral for these commitments may include cash, securities and/or real estate.

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

     Under Oregon law, permissible loans from a financial institution to one borrower are generally limited to 15% of the institution's aggregate paid-up and unimpaired capital and surplus. At December 31, 1996, Centennial Bank's permissible loan limit was $3.5 million (or $5.8 million if the loan is collateralized by real estate).

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

NONPERFORMING ASSETS

     Nonperforming assets consist of loans past due 90 days or more, nonaccrual loans, restructured loans and other real estate owned ("OREO"). The following table sets forth information concerning Bancorp's nonperforming assets at the end of each of the last five years:


                                                                                December 31,
                                                          -------------------------------------------------------
                                                           1996        1995         1994         1993        1992
                                                          ------      ------       ------       ------      -----
                                                                           (Dollars in thousands)
Nonperforming loans:
  Loans past due 90 days or more                          $  420      $  645      $  190       $  186      $  203
  Nonaccrual loans                                         1,480         478         693          881          --
  Restructured loans                                          --          --          --           --          --
                                                         -------     -------     -------      -------     -------
     Total nonperforming loans                             1,900       1,123         883        1,067         203
  Other real estate owned (1)                                 --          --         392          221         549
                                                          ------     -------      ------       ------      ------
     Total nonperforming assets                           $1,900      $1,123      $1,275       $1,288      $  752
                                                          ======      ======      ======       ======      ======

Reserve for loans losses                                  $2,600      $1,928      $1,700       $1,514      $1,078
Ratio of total nonperforming assets
  to total assets                                            .47%        .35%        .49%         .58%        .41%
Ratio of total nonperforming loans
  to total loans                                             .71%        .59%        .54%         .83%        .21%
Ratio of reserve for loan losses
  to total nonperforming loans                               137%        172%        193%         142%        531%



(1) OREO consists of real estate acquired through foreclosure or by a deed in lieu of foreclosure. The OREO specified above does not include Bancorp's former head office facility, which was reclassified as OREO in 1993 and sold in 1994.


     Bancorp's total nonperforming assets increased by $777,000 during 1996 and decreased by $152,000 during 1995. Total nonperforming assets, as a percentage of total assets, increased to .47% at December 31, 1996 from .35% at December 31, 1995 and .49% at December 31, 1994. Nonperforming loans, comprised of loans past due 90 days or more, nonaccrual loans and restructured loans, increased by $777,000 during 1996 and increased by $240,000 during 1995. Nonperforming loans, as a percentage of total loans, increased to .71% at December 31, 1996 from .59% at December 31, 1995 and from .54% at December 31, 1994.

     The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, Bancorp's policy is to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been $117,500 in 1996, $74,000 in 1995 and $77,000 in 1994. No interest income was recognized on these loans in 1996, 1995 and 1994.

     Restructured loans are those for which concessions have been granted due to the borrower's weakened financial condition or other factors. Such concessions may include reduction of interest rates below rates otherwise available to that borrower or deferral of interest or principal. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Bancorp had no restructured loans at December 31, 1996 or 1995.

     OREO consists of real estate acquired by Bancorp through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of fair market value (less anticipated selling costs) or the principal balance of the related loan. Any excess of the loan balance over fair value of the property is charged to the reserve for loan losses.

     At December 31, 1996 and 1995, Bancorp held no OREO. At December 31, 1994, Bancorp's OREO consisted of one single-family dwelling with acreage in Springfield, Oregon. At that date, the book value of the property was $392,000. The property was sold during 1995 for a loss of $25,000.

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

     The second method uses the risk-weighted ratings (from one through five) developed by the FDIC, with management assigning a percentage to the loans in the various risk categories (using .0025% for loans in the lowest risk category up to 50% for loans in the highest risk category) to calculate an alternative amount of possible losses.

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

     As a result of declines in real estate market values in many parts of the United States in the late 1980's and the significant losses experienced by many financial institutions, regulators have increasingly scrutinized loan portfolios and loss reserves, particularly with respect to commercial and multi-family residential real estate loans. Management believes that Bancorp's reserve for loan losses is adequate to cover anticipated losses and is in accordance with generally accepted accounting principles. There can be no assurance, however, that management will not decide to increase the reserve for loan losses or that regulators will not require Bancorp to increase the reserve, either of which events could adversely affect Bancorp's results of operations. Further, there can be no assurance that Bancorp's actual loan losses will not exceed its reserve.

     The following table sets forth information regarding changes in Bancorp's reserve for loan losses for each of the last five years:


                                                             At or for the year ended December 31,
                                             -------------------------------------------------------------------
                                               1996           1995            1994           1993           1992
                                             --------       --------        --------       --------       ------
                                                                     (Dollars in thousands)

Loans and loans held for sale
  at year-end                                $268,630       $191,090       $162,011       $127,916        $97,508
                                             ========       ========       ========       ========        =======
Average loans and
  loans held for sale                        $226,965       $176,384       $139,672       $114,414        $98,476
                                             ========       ========       ========       ========        =======
Reserve for loan losses,
  beginning of year                          $  1,928       $  1,700        $ 1,514        $ 1,078        $ 1,116
Charge-offs:
  Commercial and other                            (89)          (128)          (108)           (18)          (112)
  Real estate -- construction                      --             --             --             --             --
  Real estate -- mortgage                          --             --            (17)            --           (160)
  Installment                                     (20)           (34)           (22)           (17)           (32)
                                             --------       --------        -------        -------        -------
     Total charge-offs                           (109)          (162)          (147)           (35)          (304)
                                             --------       --------        -------        -------        -------
Recoveries:
  Commercial and other                             24             10              8              7              5
  Real estate -- construction                      --              3             --            149             --
  Real estate -- mortgage                          20              7             --             --             --
  Installment                                       2             20             10              5              5
                                             --------       --------        -------        -------        -------
     Total recoveries                              46             40             18            161             10
                                             --------       --------        -------        -------        -------
Net loans (charged off) recovered                 (63)          (122)          (129)           126           (294)
Provision for loan losses                         735            350            315            310            256
                                             --------       --------        -------        -------        -------
Reserve for loan losses
  at year-end                                $  2,600       $  1,928        $ 1,700        $ 1,514        $ 1,078
                                             ========       ========        =======        =======        =======

Ratio of net loans (charged off)
  recovered to average
  loans outstanding                             (.03)%         (.07)%         (.09)%           .11%         (.30)%
Ratio of reserve for loan losses
  to loans at year-end                           .97%         1.01%           1.05%          1.18%          1.11%


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


                                        Amount of              Loans in
                                         reserve             category as a
                                           for               percentage of
                                          loan                 total gross
                                         losses                  loans
                                        --------             -------------

                                               (Dollars in thousands)
    December 31, 1996
    -----------------
Commercial and other                     $1,500                    46.5%
Real estate -- mortgage                     250                    26.5
Real estate -- construction                 750                    25.0
Installment                                  50                     2.0
Unallocated                                  50                      --
                                         ------                   -----
  Total                                  $2,600                   100.0%
                                         ======                   =====

    December 31, 1995
    -----------------
Commercial and other                     $1,200                    44.1%
Real estate -- mortgage                     125                    29.2
Real estate -- construction                 520                    23.5
Installment                                  35                     3.2
Unallocated                                  48                      --
                                         ------                   -----
  Total                                  $1,928                   100.0%
                                         ======                   =====

    December 31, 1994
    -----------------
Commercial and other                     $1,000                    42.8%
Real estate -- mortgage                     125                    34.9
Real estate -- construction                 500                    18.0
Installment                                  35                     4.3
Unallocated                                  40                      --
                                         ------                   -----
  Total                                  $1,700                   100.0%
                                         ======                   =====

    December 31, 1993
    -----------------
Commercial and other                     $  550                    46.8%
Real estate -- mortgage                     120                    37.0
Real estate -- construction                 115                     9.1
Installment                                  35                     7.1
Unallocated                                 696                      --
                                         ------                   -----
  Total                                  $1,516                   100.0%
                                         ======                   =====

    December 31, 1992
    -----------------
Commercial and other                     $  550                    49.7%
Real estate -- mortgage                     120                    35.6
Real estate -- construction                 100                     5.3
Installment                                  30                     9.4
Unallocated                                 278                      --
                                         ------                   -----
  Total                                  $1,078                   100.0%
                                         ======                   =====

     The following table details the carrying value of Bancorp's impaired loans, in accordance with SFAS 114, by type of loan as of December 31, 1996 and 1995:

                                                                          Net
                                Recorded          Valuation            Carrying
                                 Amount           Allowance              Value
                               ----------         ---------            --------
   December 31, 1996
   -----------------
Commercial                     $1,412,000          $505,000            $907,000
                               ==========          ========            ========


   December 31, 1995
   -----------------
Commercial                     $  424,000          $100,000            $324,000
                               ==========          ========            ========


     The above impaired loans were measured based on the fair value of the loan's collateral. The allowance for loan losses for all other loans is determined based on the methodology discussed above.


INVESTMENT ACTIVITIES

     Bancorp's investment portfolio is comprised of U.S. government securities, municipal securities, mortgage-backed securities, corporate bonds and equity securities.

     Bancorp's primary investment objectives are to maintain liquidity and to generate after-tax profits consistent with the risk guidelines established by the Board of Directors. At December 31, 1996 and 1995, Blount Investment Group, of Eugene, Oregon, advised Bancorp with respect to the investment portfolio. Centennial Bank has extended loans to Blount Investment Group and its affiliates. Such loans are made on terms, including interest rates and collectibility, no more favorable to the borrowers than loans to other borrowers.

     All of the securities held in the investment portfolio were classified as available-for-sale at December 31, 1996 and 1995. Those securities will be sold as necessary to provide liquidity and to respond to interest rate changes. Because these securities are carried at their market value, fluctuations in interest rates could affect the carrying value of these securities and, therefore, the reported shareholders' equity of Bancorp.

     The following table provides the carrying values of Bancorp's investment portfolio at the end of each of the last three years. See Note 2 of Notes to Consolidated Financial Statements for more information about investment securities held at December 31, 1996 and 1995.


                                               December 31,
                                     ----------------------------------
                                       1996         1995          1994
                                     -------      -------       -------
                                              (In thousands)

U.S. Treasury securities             $ 1,405      $ 8,428       $15,162
U.S. Government agencies              32,594       29,422         8,457
States and political subdivisions     39,135       23,845        17,088
Corporate bonds                        2,249        2,300         5,118
Mortgage-backed securities             7,271        8,929         8,727
                                     -------      -------       -------
  Total debt securities               82,654       72,924        54,552
Federal Home Loan Bank stock           4,366        4,040         4,243
                                     -------      -------       -------
     Total investment securities     $87,020      $76,964       $58,795
                                     =======      =======       =======

     The following table provides the carrying values, principal amounts, maturities and weighted average yields of Bancorp's investment securities at December 31, 1996, all of which are classified as available-for-sale:

                                      Carrying
                                        value                      Weighted
                                      (fair market    Principal     average
        Type and maturity               value)          amount      yield(1)
        -----------------             ------------    ---------    ---------
                                                  (Dollars in thousands)
U.S. Treasuries
  Due after 1 but within 5 years       $ 1,155         $ 1,150        6.06%
  Due after 5 but within 10 years          250             250        5.83
                                          ----             ---
    Total U.S. Treasuries                1,405           1,400        6.01

U.S. Government Agencies
  Due within 1 year                        201             200        8.20
  Due after 1 but within 5 years         2,503           2,500        7.03
  Due after 5 but within 10 years       29,238          29,700        7.04
  Due after 10 years                       652             650        7.15
                                       -------         -------
    Total U.S. Government Agencies      32,594          33,050        7.05

States and political subdivisions
  Due within 1 year                        303             300        7.27
  Due after 1 but within 5 years         4,242           4,150        7.54
  Due after 5 but within 10 years       10,669          10,380        8.08
  Due after 10 years                    23,921          24,200        8.02
                                       -------         -------
    Total states and political
      subdivisions                      39,135          39,030        7.98

Corporate bonds
  Due after 1 but within 5 years           193             200        6.30
  Due after 5 but within 10 years        2,056           2,010        6.12
                                       -------         -------
    Total corporate bonds                2,249           2,210        6.14

Mortgage-backed securities
 (U.S. Government agencies)              7,271           7,351        5.47
                                       -------         -------

        Total debt securities           82,654          83,041        7.30

Equity securities                        4,366           4,366
                                       -------         -------

             Total securities          $87,020         $87,407
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

     The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the years ended December 31, 1996, 1995 and 1994:

                              1996                1995               1994
                       ----------------    ----------------   ----------------
                       Average             Average            Average
                       Balance   Rate      Balance   Rate     Balance    Rate
                       -------   ----      -------   ----     -------    ----
                                    (Dollars in thousands)

Noninterest-bearing
  demand               $ 66,525   N/A      $ 53,399   N/A     $ 47,406    N/A
Interest-bearing
  demand                114,445   3.61%      92,937   3.23%     82,916    2.45%
Savings                  14,166   2.15       15,046   2.34      18,340    2.48
CDs                     100,549   5.18       71,912   5.77      47,258    4.24
                       --------            --------           --------
    Total              $295,685   3.26     $233,294   4.17    $195,920    2.31
                       ========            ========           ========

     The following table shows the dollar amount of CDs that had balances of $100,000 or more at December 31, 1996 and 1995:


                                                        December 31,
                                                  --------------------
                                                    1996         1995
                                                  -------      -------
                                                      (In thousands)
CDs $100,000 or over with remaining maturity:
  Three months or less                            $17,451      $ 9,788
  Over three months through six months             28,220       19,449
  Over six months through twelve months             3,027        1,472
  Over twelve months                                  111          105
                                                   -------      -------
    Total                                          $48,809      $30,814
                                                   =======      =======



SHORT-TERM BORROWINGS

     At December 31, 1996, Bancorp's short-term borrowings consisted of securities sold under agreements to repurchase totalling $4.3 million and advances from the Federal Home Loan Bank of Seattle totalling $8.0 million.

     Securities sold under agreements to repurchase generally range in duration from one to eighty-nine days. The advances from the Federal Home Loan Bank of Seattle are due May 1997 and bear interest of 5.79%.

     The following table sets forth certain information with respect to short-term borrowings at December 31 and during each of 1996, 1995 and 1994:

                                                 December 31,
                                      --------------------------------
                                        1996         1995         1994
                                      --------     --------     ------
                                             (Dollars in thousands)

Amount outstanding at year-end        $12,316      $11,419      $11,840
Weighted average interest rate
  at year-end                            5.78%        5.59%        6.23%
Maximum amount outstanding at any
         month-end during the year    $15,264      $16,458      $16,541
Daily average amount outstanding
         during the year              $11,399      $13,823      $ 4,259
Average weighted interest rate
         during the year                 7.31%        6.23%        4.09%

LONG-TERM DEBT

     At December 31, 1996, Bancorp's long-term debt consisted of $10.0 million of funds advanced from the Federal Home Loan Bank of Seattle to Centennial Bank. Interest on the debt is payable monthly at the rate of 6.14%. The debt matures on August 6, 1998, and is collateralized by Federal Home Loan Bank of Seattle stock, funds on deposit with the Federal Home Loan Bank of Seattle, investments and loans.

     At December 31, 1995, Bancorp's long-term debt consisted of $9.2 million of 7.0% Convertible Redeemable Exchangeable Subordinated Debentures due May 1, 2004 ("Debentures"). During 1996, Bancorp issued a call for redemption of the Debentures. Holders of the Debentures voluntarily converted $9,163,000 of the Debentures into 922,531 shares of Bancorp's common stock. The amount of debt converted, net of unamortized issue costs, was credited to common stock and additional paid-in-capital. Bancorp redeemed the remaining $37,000 of the Debentures for cash.

RETURN ON EQUITY AND ASSETS

     The following table sets forth Bancorp's return on daily average assets and equity for 1996, 1995 and 1994:

                                            1996         1995         1994
                                         --------      --------     --------
                                                (Dollars in thousands)

Net income                               $  6,514      $  4,551     $  3,502
Average total assets                      357,644       281,752      229,275
Return on average assets                     1.82%         1.62%        1.53%

Net income                               $  6,514      $  4,551     $  3,502
Average equity                             31,500        23,302       18,702
Return on average equity                    20.68%        19.53%       18.72%

Average total equity                     $ 31,500      $ 23,302     $ 18,702
Average total assets                      357,644       281,752      229,275
Average total equity to assets ratio         8.81%         8.27%        8.16%

CHANGES IN ACCOUNTING PRINCIPLES

     In February 1997, the Financial Accounting Standards Board issued FAS No. 128, Earnings per Share (EPS). This standard will revise the disclosure requirements of EPS, simplify the computation of EPS and increase the comparability of EPS on an international basis. FAS No. 128 will be effective in 1997. Centennial Bancorp has not determined the impact of adopting FAS No. 128 will have on the financial statements.

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

EMPLOYEES

     Centennial Bancorp has no employees other than its executive officers, who are also employees of Centennial Bank. At December 31, 1996, Centennial Bank and Centennial Mortgage had 159 and 36 full-time equivalent employees, respectively. Bancorp places a high priority on selective hiring and development of staff. Staff development involves training in customer service, marketing and regulatory compliance. Bancorp has adopted extensive incentive programs for employees that focus and are dependent on the achievement of certain of Bancorp's financial, service and marketing goals.

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

     ACQUISITIONS

     As a bank holding company, Bancorp is required to obtain the prior approval of the FRB before acquiring direct or indirect ownership or control of more than 5% of the voting shares of a bank or bank holding company. The FRB may not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The FRB also considers managerial, capital and other financial factors in acting on acquisition or merger applications. Bancorp also is required to obtain the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Oregon Director") before acquiring direct or indirect ownership or control of 25% or more of the voting shares of an Oregon state-chartered bank or bank holding company.

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

     CAPITAL ADEQUACY

     The federal bank regulatory agencies monitor the capital adequacy of bank holding companies and have adopted risk-based capital adequacy guidelines to evaluate bank holding companies and banks. If an institution's capital falls below the minimum levels established by these guidelines, the bank holding company may be denied approval to acquire or establish additional banks or nonbank businesses. The guidelines require a minimum ratio of total capital to risk-weighted assets of 8%. At December 31, 1996, Bancorp's ratio of total capital to risk-weighted assets was 13.2%.

     The FRB also uses a leverage ratio to evaluate the capital adequacy of bank holding companies. The leverage ratio applicable to Bancorp requires a ratio of "Tier 1" capital (generally, tangible common stockholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries) to adjusted average total assets of not less than 3% and up to 5% or higher depending on Bancorp's general capital condition. Bancorp's leverage ratio at December 31, 1996 was 10.2%.

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

     BRANCHING AND ACQUISITIONS

     Banks are permitted to conduct business through branches after application to and approval of the FDIC and the Oregon Director, if they make certain findings regarding the financial history and condition of the bank and the appropriateness of the branch in the community to be served. Centennial Bank currently has seven branches and has received regulatory approval to open a branch in the Tanasbourne area of Hillsboro.

     Acquisitions of Oregon banks and bank holding companies by out-of-state banks, holding companies and other financial institutions are permitted if the bank being acquired has been providing banking services for a period of at least three years prior to the effective date of the acquisition and upon receipt of the approval of the Oregon Director. Other conditions set forth in Oregon law also must be satisfied. Approval of the FRB and/or the FDIC is also required.

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

     DIVIDEND RESTRICTIONS

     Dividends paid by Centennial Bank provide substantially all Bancorp's cash flow. Under federal law, prior to the declaration of any dividend by Centennial Bank, the approval of the principal regulator is required if the total of all dividends declared in any calendar year exceeds the total of Centennial Bank's net profits for that year combined with its retained net profits for the preceding two years. In addition, FDICIA provides that a bank cannot pay a dividend if it will cause the bank to be "undercapitalized." Oregon law imposes the following limitations on the payment of dividends by Oregon state-chartered banks: (i) no dividends may be paid that would impair capital; (ii) until the surplus fund of a bank is equal to 50% of its paid-in capital, no dividends may be declared unless there has been carried to the surplus account at least 20% of the bank's net profits for the dividend period; (iii) dividends cannot be greater than net undivided profits minus losses, certain bad debts, certain charged-off assets or depreciation and accrued expenses, interest and taxes; and
(iv) if the surplus fund does not exceed 50% of paid-up capital and a further reduction in the surplus occurs due to losses, dividends cannot be declared or paid in excess of 50% of net earnings until the surplus fund is restored to at least the amount from which the surplus was originally reduced. At December 31, 1996, $12.4 million was available for declaration of dividends by Centennial Bank to Bancorp without prior regulatory approval.

     EXAMINATIONS

     The FDIC and the Oregon Director periodically examine and evaluate state-chartered banks. Based upon such evaluations, the examining regulator may revalue the assets of an insured institution and require that it charge off or reduce the carrying value of specific assets or establish specific reserves to compensate for the difference between the value determined by the regulator and the book value of such assets.

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

     The federal risk-based capital guidelines for banks require a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The leverage capital guidelines require that banks maintain Tier 1 capital of no less than 5% of total adjusted assets, except in the case of certain highly rated banks for which the minimum requirement is 3% of total adjusted assets. At December 31, 1996, Centennial Bank's leverage ratio, Tier 1 capital to risk-weighted assets ratio and total risk-based capital to risk-weighted assets ratio were 9.0%, 10.9% and 11.7%, respectively.

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

     Under Oregon law, the Oregon Director has the authority to require the shareholders of an Oregon state-chartered bank (Bancorp, in the case of Centennial Bank) to contribute additional capital to the bank if its capital becomes impaired. The capital of a bank is impaired under Oregon law when the value of the bank's assets is insufficient to pay its liabilities plus the amount of its paid-up capital stock.

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

     DEPOSIT INSURANCE PREMIUMS

     The FDIC has adopted regulations establishing a risk-based deposit insurance premium schedule. In July 1995, Centennial Bank's assigned risk assessment classification was reduced from $.23 to $.04 per $100 of insured deposits. Effective January 1, 1996, Centennial Bank's risk assessment classification was further reduced to $.00, so Centennial Bank paid a minimum annual payment of $2,000 during 1996. Each of these risk assessment classifications was the lowest possible classification at the time. Classifications are reviewed semiannually. In addition, the FDIC has the power to impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank, and Bank Insurance Fund member banks.

     The Deposit Insurance Funds Act of 1996 ("Funds Act") eliminated the statutorily-imposed minimum assessment amount effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits (such as, the Centennial Bank deposits) and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.296 basis points. Management estimates that the additional assessment authorized by the Funds Act will increase Bancorp's FDIC insurance assessment expense in 1997 by approximately $45,000 based upon deposits held at December 31, 1996.

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

CHANGING REGULATORY STRUCTURE

     The laws and regulations affecting banks and bank holding companies are in a state of flux. The rules and the regulatory agencies in this area have changed significantly over recent years, and there is reason to expect that similar changes will occur in the future. It is difficult to predict the outcome of these changes. The Clinton Administration has announced a program to reduce the regulatory burden on banks and to streamline and consolidate regulatory oversight. However, the scope and effect of this program are not yet known. In addition, substantial revisions to the Oregon Bank Act have been proposed.

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

ITEM 2.  DESCRIPTION OF PROPERTY
         -----------------------

     Bancorp's main offices are located at 675 Oak Street, Eugene, Oregon, in a four-floor facility (approximately 35,000 square feet) owned by Centennial Bank. Construction of the office building was completed in June 1993. Bancorp and Centennial Bank occupy the lower two floors and the fourth floor of the building. Centennial Bank has entered into five-year leases with two tenants for a total of approximately 6,250 square feet of the building's third floor. Centennial Bank is retaining for future use the remaining approximate 2,500 square feet of available space on the third floor.

     In February 1994, Bancorp entered into a long-term ground lease in Tigard, Oregon, a suburb of Portland, where Centennial Bank has a branch office. The ground lease has an initial term of 50 years and is renewable for two additional 10-year periods. Bancorp made lease payments averaging $6,285 per month in 1996, with payments increasing as specified in the lease agreement. Construction of a three-story office building was completed in June 1995 at a cost of $2.9 million. Centennial Bank occupies the first floor and part of the second floor, while Centennial Mortgage occupies the remainder of the second floor. The third floor of the building was leased to another company effective January 1996 pursuant to a five-year lease.

     At December 31, 1996, Centennial Bank deposited $25,000 earnest money for purchase of a $1.2 million parcel of land in the Tanasbourne area of Hillsboro, Oregon, a suburb of Portland. Centennial Bank intends to construct a branch facility at the site. The design and cost of the building have not yet been determined.

     Effective January 1, 1997, Centennial Bank entered into a lease for approximately 3,200 square feet of an existing building in the Lloyd District area of Portland, Oregon. The lease has an initial term of two years and is renewable for one additional two-year period. Lease payments of $4,305 per month began in January 1997.

     Centennial Bank owns three other branch facilities and leases two branch facilities with annual lease payments of $149,000 in 1996. Centennial Bank also leases certain storage facilities with annual lease payments of $19,000 in 1996.

     Centennial Bank also maintains a lease for a former branch site at an annual rental of $13,200 in 1996. The lease expires in May 1997. Centennial Bank has sublet the property through April 1997 for an annual rental of $16,600.

     Centennial Mortgage's offices are located in leased facilities. Centennial Mortgage's Eugene office is located in a building formerly owned by Centennial Bank which was sold to a third party in August 1994. Centennial Mortgage paid lease payments of $71,200 to the new building owner in 1995. Centennial Mortgage leases office space for its Portland-area office from Centennial Bank.

ITEM 3.  LEGAL PROCEEDINGS
         -----------------

     Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against Bancorp, such as claims to enforce liens, condemnation proceedings on properties in which Bancorp holds security interests, claims involving the making and servicing of real property loans and other issues incident to Bancorp's business.

     As of the date of this report, Bancorp was not a party to any legal proceedings it believed to be material other than the following actions:

     Galen Ritchie Enterprises, Inc., et al v. Centennial Bank, Case No. 16-96-03603 (filed in April 1996 in Circuit Court for the State of Oregon). The plaintiff, one of the Bank's borrowers, claims that, in reliance on oral representations of a Bank employee, plaintiff terminated an existing credit relationship and entered into a relationship with the Bank in 1994. Over the course of the relationship, plaintiff received several increases in its credit facility, with final borrowings totalling in excess of $750,000. The loan is collateralized and is guaranteed by plaintiff's owners. Plaintiff alleges, among other things, breach of contract, fraud, intentional interference with business relationships, rescission and reformation. Plaintiff seeks to recover in excess of $848,000 in connection with the alleged breach of contract; in excess of $2.2 million in connection with the alleged fraud; and in excess of $2.0 million in connection with the alleged intentional interference with business relationship. The recovery sought for each claim is based, at least in part, on the same damages. Plaintiff has also reserved the right to allege punitive damages in connection with each claim. Plaintiff's claim for intentional interference with business relationship was dismissed by the trial court. The other claims are scheduled for trial. The Bank has filed suit against the plaintiff and guarantors seeking judgment in excess of $700,000 and foreclosure of the security agreements. The foreclosure suit has been consolidated for trial with the plaintiff's suit. No trial date is presently set. Discovery is ongoing. Outside counsel will represent the Bank at trial of the plaintiff's suit. Bancorp's insurance carrier is involved in the case and has retained local counsel. Plaintiff's claims exceed Bancorp's maximum insurance coverage.

     Lisa Brumm v. Centennial Bank, Case No. 9702-01459 (filed in February 1997 in the Circuit Court for the State of Oregon). Plaintiff, who was employed by the Bank for approximately ten weeks in the fall of 1996, alleges that she was wrongfully discharged. Plaintiff seeks to recover $750,000 in economic and noneconomic damages and also has reserved the right to allege punitive damages. The Bank plans to vigorously contest this action.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        ---------------------------------------------------

         None.

                                     PART II
                                     -------

     The information called for by Items 5, 6, 7 and 8 of Part II is included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 1996, and is incorporated herein by reference as follows:

                                                        Centennial Bancorp
                                                           Annual Report
                                                          to Shareholders
                                                              Page No.
                                                        ------------------

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON
               EQUITY AND RELATED STOCKHOLDER
               MATTERS                                            39
           ----------------------------------

ITEM 6.    SELECTED FINANCIAL DATA                                 2
           -----------------------

ITEM 7.    MANAGEMENT'S DISCUSSION AND
               ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS                        26 - 39
           -----------------------------------

ITEM 8.    FINANCIAL STATEMENTS AND
               SUPPLEMENTARY DATA                                4 - 25
           ------------------------

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH
               ACCOUNTANTS ON ACCOUNTING AND
               FINANCIAL DISCLOSURE
           ---------------------------------

               None.

                                    PART III
                                    --------


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
           --------------------------------------------------

           The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 21, 1997, and is incorporated herein by reference.


ITEM 11.   EXECUTIVE COMPENSATION
           ----------------------

           The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 21, 1997, and is incorporated herein by reference.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
           --------------------------------------------------------------

           The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 21, 1997, and is incorporated herein by reference.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
           ----------------------------------------------

           The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 21, 1997, and is incorporated herein by reference.


ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
           ----------------------------------------------------------------

  (a) The following documents are filed as part of this Annual Report on Form 10-K.

     (1)   Financial Statements.

           The financial statements required in this Annual Report are listed below and are included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 1996, and are incorporated herein by reference:

                                                                Annual
                                                               Report to
                                                             Shareholders
                                                             Page Number
                                                             ------------

           Report of Independent Accountants                       3

           Consolidated balance sheets at
             December 31, 1996 and 1995                            4

           For the three years ended December 31, 1996
             Consolidated statements of income                     5
             Consolidated statements of
               shareholders' equity                                6
             Consolidated statements of cash flows               7 - 8

           Notes to consolidated financial statements            9 - 25

     (2)   Financial Statement Schedules.

           All financial statement schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

     (3)   Exhibits.

           3.1 Articles of Incorporation, as restated and amended (filed as Exhibit 3.1 to registrant's Form 10-Q Report for the quarter ended June 30, 1990, and incorporated herein by reference)

           3.2 Bylaws, as restated (filed as Exhibit 3.2 to registrant's Form 10-K Report for the year ended December 31, 1992, and incorporated herein by reference)

           10.1* Registrant's 1993 Incentive Stock Option Plan, restated as of April 13, 1994 (filed as Exhibit B to registrant's Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)

           10.2* Form of Stock Option Agreement entered into between registrant and certain employees pursuant to registrant's 1993 Incentive Stock Option Plan (filed as Exhibit 10.2 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

           10.3*    Employment Agreement dated October 1, 1995, between Richard
                    C. Williams and registrant (filed as Exhibit 10.3 to registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

           10.4* Registrant's Nonemployee Director's Stock Option Plan (filed as Exhibit 10.2 to registrant's Form 10-K Report for the year ended December 31, 1991, and incorporated herein by reference)

           10.5* Form of Stock Option Agreement entered into between registrant and certain nonemployee directors pursuant to registrant's Nonemployee Director's Stock Option Plan (filed as Exhibit 10.5 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

           10.6* Registrant's 1993 Stock Option Plan for Nonemployee Directors, restated as of April 13, 1994 (filed as Exhibit A to registrant's Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)

           10.7* Form of Stock Option Agreement entered into between registrant and certain nonemployee directors pursuant to registrant's 1993 Stock Option Plan for Nonemployee Directors (filed as Exhibit 10.7 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

           10.8* Deferred Compensation Agreement between Centennial Bank and Ron R. Peery (filed as Exhibit 10.3 to registrant's Form 10-Q Report for the quarter ended June 30, 1989, and incorporated herein by reference)

           10.9*    Restated 1995 Stock Incentive Plan

           10.10* Nonstatutory (Nonqualified) Stock Option Agreement dated November 22, 1995, between registrant and Richard C. Williams (filed as Exhibit 10.10 to registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

           10.11 Ground Lease, dated as of February 10, 1994, between registrant and Pacific Realty Associates, L.P. (filed as
                    Exhibit 10.10 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

           10.12 Advances, Security and Deposit Agreement, dated May 28, 1991, between Centennial Bank and the Federal Home Loan Bank of Seattle (filed as Exhibit 10.11 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

           10.13* Centennial Bank Deferred Compensation Plan, dated effective January 1, 1996

           10.14* Participation Agreement for use with Centennial Bank Deferred Compensation Plan

           10.15* Form of Incentive Stock Option Agreement entered into between registrant and certain officers and employees pursuant to registrant's Restated 1995 Stock Incentive Plan

           10.16* Form of Nonstatutory Stock Option Agreement entered into between registrant and its nonemployee directors pursuant to registrant's Restated 1995 Stock Incentive Plan

           11.1     Earnings per Share Computation

           13.1 Portions of 1996 Annual Report to Shareholders (which are incorporated by reference in this Form 10-K Annual Report)

           20.1 Portions of definitive proxy statement for 1997 annual shareholder meeting (to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report)

           21.1 Subsidiaries of registrant (filed as Exhibit 21.1 to registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

           23.1     Consent of Coopers & Lybrand L.L.P., Independent Accountants

           27.1     Financial Data Schedule

           99.1 Safe Harbor for Forward-Looking Statements under Private Securities Litigation Reform Act of 1995: Certain Cautionary Statements


---------------

*  Management contract or compensatory plan or arrangement.



     Upon written request to Michael J. Nysingh, Chief Financial Officer, Centennial Bancorp, Post Office Box 1560, Eugene, Oregon, 97440, shareholders will be furnished a copy of any exhibit, upon payment of $.25 per page, which represents Centennial Bancorp's reasonable expenses in furnishing the exhibit requested.

  (b) Reports on Form 8-K. Centennial Bancorp did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTENNIAL BANCORP


DATED:  March 19, 1997                  By: /s/Richard C. Williams
                                           -----------------------
                                           Richard C. Williams, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED: March 19, 1997                   By: /s/Richard C. Williams
                                           -----------------------
                                           Richard C. Williams, President,
                                           Chief Executive Officer and Director


                                        CHIEF FINANCIAL OFFICER


DATED: March 19, 1997                   By: /s/Michael J. Nysingh
                                           ----------------------
                                           Michael J. Nysingh
                                           Chief Financial Officer


                                        DIRECTORS:


DATED: March 19, 1997                   By: /s/Dan Giustina
                                           ----------------------
                                           Dan Giustina, Director


DATED: March 19, 1997                   By: /s/Cordy H. Jensen
                                           -------------------------
                                           Cordy H. Jensen, Director


DATED: March 19, 1997                   By: /s/Robert L. Newburn
                                           ---------------------------
                                           Robert L. Newburn, Director


DATED: March 19, 1997                   By: /s/Brian B. Obie
                                           -----------------------
                                           Brian B. Obie, Director

                                  EXHIBIT INDEX


Exhibit*

10.9        Restated 1995 Stock Incentive Plan

10.13       Centennial Bank Deferred Compensation Plan, dated effective January
            1, 1996

10.14 Participation Agreement for use with Centennial Bank Deferred Compensation Plan

10.15 Form of Incentive Stock Option Agreement entered into between registrant and certain officers and employees pursuant to registrant's Restated 1995 Stock Incentive Plan

10.16 Form of Nonstatutory Stock Option Agreement entered into between registrant and its nonemployee directors pursuant to registrant's Restated 1995 Stock Incentive Plan

11.1        Earnings per Share Computation

13.1 Portions of 1996 Annual Report to Shareholders, which are incorporated by reference in this Form 10-K

23.1        Consent of Coopers & Lybrand L.L.P., Independent Accountants

27.1        Financial Data Schedule

99.1 Safe Harbor for Forward-Looking Statements under Private Securities Litigation Reform Act of 1995: Certain Cautionary Statements


-----------------
* See Item 14(a)(3) of this Annual Report for a list of all exhibits, including those incorporated by reference.