Form 10-Q
period 1997-03-31
CENTENNIAL BANCORP
filed 1997-05-05
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                               --------------

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

6,551,418 shares as of April 28, 1997.

                               CENTENNIAL BANCORP

                                    FORM 10-Q

                                 MARCH 31, 1997

                                      INDEX
                                      -----


Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of               4
     March 31, 1997 and December 31, 1996

Condensed Consolidated Statements of Income for           5
     the three months ended March 31, 1997 and 1996

Condensed Consolidated Statements of Cash Flows           6
     for the three months ended March 31,
     1997 and 1996

Notes to Condensed Consolidated Financial Statements      7 - 10

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        11
          Material Changes in Financial Condition         12
          Material Changes in Results of Operations       12 - 13
          Loan Loss Provision                             14
          Liquidity and Capital Resources                 14


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                 15

Signatures                                                16

                                            CENTENNIAL BANCORP
                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,               December 31,
                                                                       1997                      1996
                                                                   -------------            -------------
                                                                    (Unaudited)

ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 24,197,925            $ 26,827,505
     Interest-bearing balances due from banks                                 --              11,570,000
     Federal funds sold                                               11,500,000                      --
                                                                    ------------            ------------
     Total cash and cash equivalents                                  35,697,925              38,397,505
Securities available-for-sale                                         70,037,757              82,654,422
Loans held for sale                                                    1,764,824               3,537,996
Loans receivable, net                                                282,295,282             262,491,991
Federal Home Loan Bank stock                                           4,443,800               4,365,800
Accrued interest receivable                                            3,086,453               3,309,363
Premises and equipment, net                                            9,387,335               9,346,825
Other assets                                                           3,726,001               3,081,702
                                                                    ------------            ------------
                                                                    $410,439,377            $407,185,604
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 78,622,547            $ 74,350,639
          Interest-bearing demand                                    125,591,436             130,659,749
          Savings                                                     13,679,482              13,746,547
          Time                                                       122,310,813             121,198,310
                                                                    ------------            ------------
               Total deposits                                        340,204,278             339,955,245
     Short-term borrowings                                            13,180,486              12,315,583
     Accrued interest and other liabilities                            3,982,268               3,568,917
     Long-term debt                                                   10,000,000              10,000,000
                                                                    ------------            ------------
               Total liabilities                                     367,367,032             365,839,745
Shareholders' equity:
     Preferred stock, $5.00 par value; none issued
          Non-voting, 5,000,000 shares authorized                             --                      --
          Voting, 5,000,000 shares authorized                                 --                      --
     Common stock, $2.00 par value; 10,000,000 shares
          authorized, 6,551,418 issued and outstanding
          (6,535,447 at December 31, 1996)                            13,102,836              13,070,894
     Additional paid-in capital                                       11,208,324              11,137,171
     Retained earnings                                                19,273,455              17,171,984
     Unrealized losses on securities available-
          for-sale, net of related taxes                                (512,270)                (34,190)
                                                                    ------------            ------------
               Total shareholders' equity                             43,072,345              41,345,859
                                                                    ------------            ------------
                                                                    $410,439,377            $407,185,604
                                                                    ============            ============

See accompanying notes.

                                              CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                                                    The Three Months Ended
                                                                                            March 31,
                                                                                  --------------------------
                                                                                      1997           1996
                                                                                  -----------     ----------
INTEREST INCOME
     Interest and fees on loans                                                   $7,638,396      $5,717,286
     Interest on investment securities                                             1,207,776       1,205,873
     Other interest income                                                            94,368         156,497
                                                                                  ----------      ----------
          Total interest income                                                    8,940,540       7,079,656
INTEREST EXPENSE
     Interest on deposits                                                          2,702,020       2,061,156
     Interest on short-term borrowings                                               200,793         220,375
     Interest on long-term debt                                                      151,254         174,817
                                                                                  ----------      ----------
          Total interest expense                                                   3,054,067       2,456,348
                                                                                  ----------      ----------
NET INTEREST INCOME                                                                5,886,473       4,623,308
     Loan loss provision                                                             800,000         150,000
                                                                                  ----------      ----------
          Net interest income after loan loss provision                            5,086,473       4,473,308
NONINTEREST INCOME
     Service charges                                                                 237,795         235,464
     Other                                                                           797,747         126,507
     Net gains on sales of loans                                                      99,576         135,781
     Net gains on sales of securities                                                 29,309              --
                                                                                  ----------       ---------
          Total noninterest income                                                 1,164,427         497,752
NONINTEREST EXPENSES
     Salaries and employee benefits                                                2,089,031       1,755,173
     Premises and equipment                                                          491,171         441,302
     Legal and professional                                                          139,317          98,198
     Advertising                                                                     100,325         110,524
     Printing and stationery                                                          90,582          68,529
     Other                                                                           227,204         344,816
                                                                                  ----------      ----------
          Total noninterest expenses                                               3,137,630       2,818,542
                                                                                  ----------      ----------

Income before income taxes                                                         3,113,270       2,152,518
Provision for income taxes                                                         1,011,800         699,600
                                                                                  ----------      ----------

NET INCOME                                                                        $2,101,470      $1,452,918
                                                                                  ==========      ==========

Earnings per share of common stock:
     Primary                                                                      $      .31      $      .26
     Fully diluted                                                                $      .31      $      .24

Weighted average shares outstanding:
     Primary                                                                       6,793,135       5,654,592
     Fully diluted                                                                 6,793,135       6,652,484


See accompanying notes.

                                              CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                   The Three Months Ended
                                                                                         March 31,
                                                                                  --------------------------
                                                                                       1997          1996
                                                                                  ------------  ------------

Net cash provided by operating activities                                         $ 5,111,210   $ 1,964,127

Cash flows from investing activities:
     Net increase in loans                                                        (20,603,291)  (12,779,800)
     Investment security purchases                                                         --   (14,825,926)
     Proceeds from investment securities:
          Maturities                                                                  852,296     1,879,900
          Sales                                                                    11,020,078            --
     Purchases of premises and equipment                                             (296,905)      (83,917)
                                                                                  -----------   ------------
          Net cash used by investing activities                                    (9,027,822)  (25,809,743)

Cash flows from financing activities:
     Net increase in deposits                                                         249,033    18,689,440
     Net increase in short-term borrowings                                            864,903     8,370,401
     Proceeds from issuance of common stock                                           103,096        70,709
                                                                                  -----------   -----------
          Net cash provided by financing activities                                 1,217,032    27,130,550
                                                                                  -----------   -----------

Net increase (decrease) in cash and cash equivalents                               (2,699,580)    3,284,934

Cash and cash equivalents at beginning of period                                   38,397,505    36,721,459
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                        $35,697,925   $40,006,393
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

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 1996 Annual Report to Shareholders.

     Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

2.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                       March 31,    December 31,
                                         1997           1996
                                     ------------   ------------
     Real estate -- mortgage         $ 67,731,954   $ 70,126,798
     Real estate -- construction       73,106,534     66,243,687
     Commercial                       132,258,207    116,815,814
     Installment                        7,144,795      6,425,215
     Lease financing                    3,950,423      3,774,748
     Other                              2,343,692      2,634,659
                                     ------------   ------------
                                      286,535,605    266,020,921
     Reserve for loan losses           (3,370,625)    (2,599,653)
     Less deferred loan fees             (869,698)      (929,277)
                                     ------------   ------------
                                     $282,295,282   $262,491,991
                                     ============   ============


     Loans held for sale of $1,765,000 and $3,538,000 at March 31, 1997 and December 31, 1996, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market value.

     Transactions in the reserve for loan losses were as follows for the three months ended March 31:

                                           1997          1996
                                       -----------    -----------
     Balance at beginning of period    $2,599,653     $1,928,372
     Provision charged to operations      800,000        150,000
     Recoveries                             1,323          2,894
     Loans charged off                    (30,351)        (5,208)
                                       ----------     ----------
     Balance at end of period          $3,370,625     $2,076,058
                                       ==========     ==========

     At March 31, 1997, Bancorp had five loans requiring a specific valuation allowance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118 (two loans at December 31,
     1996). The specific valuation allowance was $327,000 on loans with remaining principal outstanding of $1,100,000 at March 31, 1997 ($300,000 and $1,100,000 at December 31, 1996). Each loan with a current outstanding principal balance of less than $100,000 is grouped into one homogenous pool when considering the valuation allowance.

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 1997 and December 31, 1996 were approximately $1,238,000 and $1,480,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $680,000 at March 31, 1997, and approximately $420,000 at December 31, 1996. There were no loans on which the interest rates or payment schedules were modified from their original terms to accommodate a borrower's weakened financial position at March 31, 1997 or December 31, 1996.

3.   Earnings per Share of Common Stock
     ----------------------------------

     Primary earnings per common share is calculated by dividing net income by the weighted average shares outstanding. Weighted average shares outstanding consists of common shares outstanding and common stock equivalents attributable to outstanding stock options.

     Fully diluted earnings per share for 1996 is calculated by dividing net income plus after-tax interest incurred on the 7% Convertible Debentures by common shares outstanding, common stock equivalents attributable to outstanding stock options, and shares assumed to be issued on conversion of the Convertible Debentures. The Convertible Debentures were issued in 1994 and were called for redemption in December 1996.

     The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to stock splits and stock dividends declared prior to March 31, 1997.


4.   Financial Accounting Standards Board
     ------------------------------------

     In February 1997, the Financial Accounting Standards Board adopted SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share, supersedes the prior standards and makes the standards comparable to international standards for the computation of earnings per share.

     SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the income statement for certain companies, and requires a reconcilement of the numerator and denominator of the basic earnings per share to the numerator and denominator of the diluted earnings per share computation. SFAS No. 128 also requires restatement of all prior period earnings-per-share data presented.

     Management has calculated that, if the provisions of SFAS No. 128 were adopted as of January 1, 1997, Bancorp's primary earnings per share of $.31 for the three months ended March 31, 1997 would increase to basic earnings per share of $.32 (primary earnings per share of $.26 for the three months ended March 31, 1996 would increase to basic earnings per share of $.27). There would be no effect on diluted earnings per share as reported.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE" AND "EXPECT," AND WORDS OR PHRASES OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE:
CHANGES IN GENERAL BUSINESS AND ECONOMIC CONDITIONS, PARTICULARLY IN OREGON; CHANGES IN THE INTEREST RATE ENVIRONMENT; COMPETITIVE FACTORS, INCLUDING INCREASED COMPETITION AND INTEREST RATE PRESSURES; CHANGES IN REGULATORY OR OTHER EXTERNAL FACTORS; AND OTHER FACTORS LISTED FROM TIME TO TIME IN BANCORP'S SEC REPORTS, INCLUDING BUT NOT LIMITED TO, EXHIBIT 99.1 TO BANCORP'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH IS INCORPORATED HEREIN BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


OVERVIEW
--------

     Centennial Bancorp reported net income of $2.1 million, or $.31 per share, for the three months ended March 31, 1997. This represented a 45% increase in net income, as compared to $1.5 million, or $.26 per share, for the three months ended March 31, 1996. The increased earnings reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income. At March 31, 1997, Bancorp recognized a 19% increase in assets and in interest-earning assets as compared to March 31, 1996.

     The net income added to shareholders' equity during the first quarter of 1997 was offset in part by a decrease in the value of Bancorp's securities available-for-sale. This decrease in value resulted from an increase in interest rates which caused bond prices to decrease. Management believes that the net unrealized loss on securities available-for-sale, net of related taxes, could be reduced during the remainder of 1997 if interest rates and the bond market stabilize. However, the net unrealized loss on securities available-for-sale will increase if interest rates continue to rise.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     The material change in Bancorp's financial condition for the three months ended March 31, 1997 was an increase in loans. Funds were provided for this increase primarily from maturities and sales of securities available-for-sale, and from net income.

     During the quarter ended March 31, 1997, Bancorp experienced an increase in loans of $19.7 million at March 31, 1997 as compared to December 31, 1996. This increase was primarily due to commercial loan activity of the Bank, but was also due to an increase in real estate construction lending.

     Bancorp experienced a modest increase of $249,000 in total deposits during the quarter ended March 31, 1997. In most prior years, Bancorp has experienced a decrease in deposits during all or part of the first quarter of the year, with deposit activity increasing significantly the remainder of each year. Although Bancorp did not experience this decrease in deposits during the first quarters of 1994 or 1996, Bancorp's growth in deposits was modest during the first quarter of 1995. Management believes that Bancorp's modest deposit increase during the first quarter of 1997 is consistent with Bancorp's historical patterns.

     Because of the limited growth in deposits experienced during the quarter ended March 31, 1997, management liquidated $11.0 million of securities available-for-sale to accommodate the increase in loans. Despite the poor bond market during the first quarter of 1997, sales of these securities generated $29,000 of profits.

     Cash and cash equivalents decreased $2.7 million at March 31, 1997 as compared to December 31, 1996. Cash and cash equivalents can fluctuate significantly on a day-to-day basis and are subject to disbursements of loan proceeds to borrowers, payment of loans by borrowers, submission of checks deposited by customers to other banks for payment and payment to other banks by Bancorp for checks drawn against customer accounts.

     All other changes experienced in asset and liability categories during the first quarter of 1997 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Total interest income increased $1.9 million during the three months ended March 31, 1997 as compared to the same period in 1996. This increase was due in part to the increase in the amount of loans held during the first quarter of 1997 as compared to the first quarter of 1996, but was also due to higher interest rates payable on loans. The increase in interest earned on loans was offset in part by a decrease in other interest income, which represents Bancorp's decreased liquidity due to the modest growth in total deposits.

     Total interest expense increased $598,000 for the three months ended March 31, 1997 as compared to the same period in 1996. This increase was due to the increase in interest-bearing deposits held during the first quarter of 1997 as compared to the first quarter of 1996 and an increase in interest rates paid on those deposits.

     The increase in interest earned, offset in part by the increase in interest paid, served to increase Bancorp's net interest income by $1.3 million (or 27%) over the first quarter of 1996.

     Noninterest income increased $667,000 for the three months ended March 31, 1997 as compared to the 1996 period. This increase is primarily attributable to receipt of a settlement payment for a claim the Bank brought against former legal counsel.

     The increase in noninterest income recognized during the three months ended March 31, 1997 was offset in part by a decrease in gains on sales of residential mortgage loans. That decrease was primarily attributable to the increased interest rate environment experienced during first quarter 1997 as compared to the same period in 1996.

     Noninterest expense increased $319,000 for the three months ended March 31, 1997 as compared to the 1996 period. This increase is primarily attributable to increases in salaries and employee benefits and premises and equipment, which were offset in part by a decrease in other expense.

     Salaries and employee benefits increased $334,000 during the 1997 period as compared to the 1996 period, which was primarily due to additions to the Bank's staff to manage the increase in assets and to operate the additional branch office of the Bank that opened in the Portland area in January 1997.

     The increase of $50,000 in premises and equipment in the first quarter of 1997 is the result of opening the additional Portland branch office and additional depreciation for data processing equipment.

     The decrease of $118,000 in other expense was due in part to the recapture of a contingency reserve established in a prior period, which management deemed no longer necessary.

LOAN LOSS PROVISION
-------------------

     During the three months ended March 31, 1997, Bancorp charged an $800,000 loan loss provision to operations, as compared to $150,000 charged during the three months ended March 31, 1996. Loans charged off, net of recoveries, during the three months ended March 31, 1997 were $29,000, as compared to $2,000 for the 1996 three-month period.

     Bancorp's reserve for loan losses was $3.4 million at March 31, 1997 as compared to $2.1 million at March 31, 1996 and $2.6 million at December 31, 1996.

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

     At March 31, 1997, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 12.3% and 13.3%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At March 31, 1997, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 10.8%. The FRB's current minimum leverage capital ratio guideline is 3%.

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


                              CENTENNIAL BANCORP



Dated:  May 2, 1997           /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  May 2, 1997           /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer