Form 10-Q
period 1997-06-30
CENTENNIAL BANCORP
filed 1997-08-14
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended June 30, 1997
                               -------------

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

7,212,309 shares as of July 31, 1997.

                        CENTENNIAL BANCORP

                           FORM 10-Q

                          JUNE 30, 1997

                              INDEX
                              -----


Page
PART I - FINANCIAL INFORMATION                         Reference
------------------------------                         ---------

Condensed  Consolidated  Balance  Sheets as of              3
     June 30, 1997 and  December 31, 1996.

Condensed Consolidated Statements of Income for             4
     the six months and the quarter ended
     June 30, 1997 and 1996.

Condensed Consolidated  Statements of Cash Flows            5
     for the six months ended June
     30, 1997 and 1996.

Notes to Condensed Consolidated Financial Statements        6 - 11

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                          12 - 13
          Material Changes in Financial Condition           13 - 14
          Material Changes in Results of Operations         14 - 17
          Loan Loss Provision                               17
          Liquidity and Capital Resources                   187- 18

PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote                     19
         of Security Holders.

Item 6 - Exhibits and Reports on Form 8-K.                   19

Signatures                                                   20

Exhibit Index                                                21

                               CENTENNIAL BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                      June 30,               December 31,
                                                                       1997                     1996
                                                                   -------------            -------------
ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 29,662,215            $ 26,827,505
     Interest-bearing balances due from banks                         13,653,000              11,570,000
     Federal funds sold                                               10,330,000                      --
                                                                    ------------            ------------
          Total cash and cash equivalents                             53,645,215              38,397,505
Securities available-for-sale                                         74,994,042              82,654,422
Loans held for sale                                                    3,577,737               3,537,996
Loans receivable, net                                                278,848,124             262,491,991
Federal Home Loan Bank stock                                           4,526,800               4,365,800
Accrued interest receivable                                            3,108,553               3,309,363
Premises and equipment, net                                            9,126,050               9,346,825
Other assets                                                           3,075,222               3,081,702
                                                                    ------------            ------------
                                                                    $430,901,743            $407,185,604
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 86,721,845            $ 74,350,639
          Interest-bearing demand                                    143,261,893             130,659,749
          Savings                                                     14,262,728              13,746,547
          Time                                                       124,253,577             121,198,310
                                                                    ------------            ------------
               Total deposits                                        368,500,043             339,955,245
     Short-term borrowings                                             3,843,754              12,315,583
     Accrued interest and other liabilities                            2,660,190               3,568,917
     Long-term debt                                                   10,000,000              10,000,000
                                                                    ------------            ------------
               Total liabilities                                     385,003,987             365,839,745
Shareholders' equity:
     Preferred stock, $5.00 par value; none issued
          Non-voting, 5,000,000 shares authorized                             --                      --
          Voting, 5,000,000 shares authorized                                 --                      --
     Common stock, $2.00 par value; 10,000,000 shares
          authorized, 7,212,309 issued and outstanding
          (6,535,447 at December 31, 1996)                            14,424,618              13,070,894
     Additional paid-in capital                                        9,923,752              11,137,171
     Retained earnings                                                21,432,716              17,171,984
     Unrealized gains (losses) on securities available-for-
          sale, net of related taxes                                     116,670                 (34,190)
                                                                    ------------            ------------
               Total shareholders' equity                             45,897,756              41,345,859
                                                                    ------------            ------------
                                                                    $430,901,743            $407,185,604
                                                                    ============            ============

See accompanying notes.

                               CENTENNIAL BANCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   The Quarter Ended                  The Six Months Ended
                                                       June 30,                             June 30,
                                              ---------------------------         --------------------------
                                                 1997             1996                  1997           1996
                                              ----------      -----------         -----------     ----------
INTEREST INCOME
     Interest and fees on loans               $8,165,583      $6,265,594          $15,803,979    $11,982,880
     Interest on investment securities         1,172,384       1,289,922            2,380,160      2,495,795
     Other interest income                       247,188          72,287              341,556        228,784
                                              ----------      ----------          -----------    -----------
        Total interest income                  9,585,155       7,627,803           18,525,695     14,707,459
INTEREST EXPENSE
     Interest on deposits                      2,975,661       2,203,233            5,677,681      4,264,389
     Interest on short-term borrowings           145,112         275,309              345,905        495,684
     Interest on long-term debt                  153,080         167,054              304,334        341,871
                                              ----------      ----------          -----------    -----------
          Total interest expense               3,273,853       2,645,596            6,327,920      5,101,944
                                              ----------      ----------          -----------    -----------
NET INTEREST INCOME                            6,311,302       4,982,207           12,197,775      9,605,515
     Loan loss provision                         150,000         135,000              950,000        285,000
                                              ----------      ----------          -----------    -----------
          Net interest income after
            loan loss provision                6,161,302       4,847,207           11,247,775      9,320,515
NONINTEREST INCOME
     Service charges on deposit accounts         262,114         243,462              499,909        478,926
     Other                                       122,858         116,020              920,605        242,527
     Gains on sales of loans                     267,771         149,748              367,347        285,529
     Gains on sales of investment securities          --           6,595               29,309          6,595
                                               ---------      ----------          -----------    -----------
          Total noninterest income               652,743         515,825            1,817,170      1,013,577
NONINTEREST EXPENSE
     Salaries and employee benefits            2,238,587       1,841,441            4,327,618      3,596,614
     Premises and equipment                      483,209         499,691              974,380        940,993
     Legal and professional                      176,262         135,031              315,579        233,229
     Advertising                                 140,149         132,562              240,474        243,086
     Printing and stationery                      94,976          84,528              185,558        153,057
     Other                                       481,900         350,087              709,104        694,903
                                              ----------      ----------          -----------    -----------
          Total noninterest expense            3,615,083       3,043,340            6,752,713      5,861,882
                                              ----------      ----------          -----------    -----------

Income before income taxes                     3,198,962       2,319,692            6,312,232      4,472,210
Provision for income taxes                     1,039,700         753,800            2,051,500      1,453,400
                                              ----------      ----------          -----------    -----------

NET INCOME                                    $2,159,262      $1,565,892          $ 4,260,732    $ 3,018,810
                                              ==========      ==========          ===========    ===========

Earnings per common share:
     Primary                                  $      .29      $      .25          $       .57     $      .48
     Fully diluted                            $      .29      $      .23          $       .57     $      .45

Weighted average common shares outstanding:
     Primary                                   7,512,811       6,415,851            7,492,741      6,427,951
     Fully diluted                             7,512,811       7,367,585            7,492,741      7,269,685

See accompanying notes.

                               CENTENNIAL BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     The Six Months Ended
                                                                                          June 30,
                                                                                  --------------------------
                                                                                       1997          1996
                                                                                  ------------  ------------

Net cash provided by operating activities                                         $ 4,769,547   $ 3,117,820

Cash flows from investing activities:
     Net increase in loans                                                        (17,306,133)  (39,624,314)
     Investment security purchases                                                 (4,974,773)  (14,825,926)
     Proceeds from investment securities:
          Maturities                                                                1,889,786     3,376,914
          Sales                                                                    11,020,078     6,304,169
     Purchases of premises and equipment                                             (364,069)     (587,910)
                                                                                  -----------    -----------
          Net cash used by investing activities                                    (9,735,111)  (45,357,067)

Cash flows from financing activities:
     Net increase in deposits                                                      28,544,798    20,392,917
     Net increase (decrease) in short-term borrowings                              (8,471,829)    7,475,548
     Proceeds from issuance of common stock                                           140,305       168,334
                                                                                  -----------   -----------
          Net cash provided by financing activities                                20,213,274    28,036,799
                                                                                  -----------   -----------

Net increase (decrease) in cash and cash equivalents                               15,247,710   (14,202,448)

Cash and cash equivalents at beginning of period                                   38,397,505    36,721,459
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                        $53,645,215   $22,519,011
                                                                                  ===========   ===========



Supplemental Disclosure of Cash Flow Information:

Noncash investing and financing activities:
     Conversion of debentures to common stock                                     $        --   $ 1,479,000
     Net costs attributable to debentures converted                                        --      (106,219)
     Cash paid in lieu of issuance of fractional shares                                    --           (90)
                                                                                   ----------   -----------
                                                                                  $        --   $ 1,372,691
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

     The balance sheet data as of December 31, 1996 was derived from audited financial statements, but does not include all disclosures contained in Bancorp's 1996 Annual Report to Shareholders.

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 1996 Annual Report to Shareholders.

     Certain amounts for 1996 have been reclassified to conform with the 1997 presentation.

2.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                        June 30,    December 31,
                                          1997          1996
                                     ------------   ------------
     Real estate -- mortgage         $ 73,582,728   $ 70,126,798
     Real estate -- construction       69,558,556     66,243,687
     Commercial                       126,839,039    116,815,814
     Installment                        6,471,532      6,425,215
     Lease financing                    3,970,189      3,774,748
     Other                              2,382,223      2,634,659
                                     ------------   ------------
                                      282,804,267    266,020,921
     Reserve for loan losses           (3,119,703)    (2,599,653)
     Less deferred loan fees             (836,440)      (929,277)
                                     ------------   ------------
                                     $278,848,124   $262,491,991
                                     ============   ============


     Loans held for sale of $3,577,737 and $3,537,996 at June 30, 1997 and December 31, 1996, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses were as follows for the six months ended June 30:

                                         1997           1996
                                     -----------     -----------
     Balance at beginning of period  $2,599,653      $1,928,372
     Provision charged to operations    950,000         285,000
     Recoveries                          13,199           4,722
     Loans charged off                 (443,149)         (9,086)
                                     ----------      ----------
     Balance at end of period        $3,119,703      $2,209,008
                                     ==========      ==========

     At June 30, 1997, Bancorp had five loans requiring a specific valuation allowance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No. 118 (two loans at December 31,
     1996). The specific valuation allowance was $200,000 on loans with remaining principal outstanding of $1,816,000 at June 30, 1997 ($300,000 and $1,100,000, respectively, at December 31, 1996). Each loan with a current outstanding principal balance of less than $100,000 is grouped into one homogenous pool when considering the valuation allowance.

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 1997 and December 31, 1996 were approximately $795,000 and $1,480,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $351,000 at June 30, 1997, and approximately $420,000 at December 31, 1996. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at June 30, 1997 or December 31, 1996.


3.   Earnings Per Common Share
     -------------------------

     Primary earnings per common share is calculated by dividing net income by the weighted average shares outstanding. Weighted average shares outstanding consists of common shares outstanding and common stock equivalents attributable to outstanding stock options.

     Fully diluted earnings per share for 1996 is calculated by dividing net income plus after-tax interest incurred on the 7% Convertible Debentures by common shares outstanding, common stock equivalents attributable to outstanding stock options, and shares assumed to be issued on conversion of the Convertible Debentures. The Convertible Debentures were issued in 1994 and were redeemed in December 1996.

     The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to an 11-for-10 stock split declared July 16, 1997, and stock splits and stock dividends declared prior to that date.

4.   Financial Accounting Standards Board
     ------------------------------------

     The Financial Accounting Standards Board ("FASB") has issued several accounting pronouncements which Bancorp will be required to adopt in future fiscal reporting periods.

     SFAS No. 125
     ------------

     On June 28, 1996, FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," as amended by SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125." This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities based on consistent application of a financial-components approach that focuses on control. Bancorp adopted SFAS No. 125 on January 1, 1997 with no material impact on its financial statements.

     SFAS No. 128
     ------------

     In February 1997, FASB adopted SFAS No. 128, "Earnings per Share," which is effective for financial statements issued for periods ending after December 15, 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share, supersedes the prior standards and makes the standards comparable to international standards for the computation of earnings per share.

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

     Management has calculated that, if the provisions of SFAS No. 128 were adopted as of January 1, 1997, Bancorp's primary earnings per share of $.57 and $.29 for the six months and the quarter ended June 30, 1997, respectively, would change to basic earnings per share of $.59 and $.30, respectively. Bancorp's primary earnings per share of $.48 and $.25 for the six months and the quarter ended June 30, 1996, respectively, would change to basic earnings per share of $.50 and $.26, respectively. There would be no effect on diluted earnings per share as reported.

     SFAS No. 129
     ------------

     In February 1997, FASB issued SFAS No. 129, "Disclosures of Information about Capital Structure." This Statement, which establishes standards for disclosing information about an entity's capital structure, is effective for financial statements for periods ending after December 15, 1997. This statement is not expected to have a material impact on Bancorp's financial statements.

     SFAS No. 130
     ------------

     In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for Bancorp for the year ending December

     31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized gains and losses on securities available-for-sale that are currently being included as a component of shareholders' equity. Bancorp does not expect this pronouncement to materially impact Bancorp's financial condition or results of operations.

     SFAS No. 131
     ------------

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements will be required. SFAS No. 131 is effective for Bancorp in 1998 and it has not been determined whether Bancorp will be required to make any additional disclosure.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     THIS REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS REPORT, THE WORDS "ANTICIPATE," "BELIEVE" AND "EXPECT," AND WORDS OR PHRASES OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSES ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE:
CHANGES IN GENERAL BUSINESS AND ECONOMIC CONDITIONS, PARTICULARLY IN OREGON; CHANGES IN THE INTEREST RATE ENVIRONMENT; COMPETITIVE FACTORS, INCLUDING INCREASED COMPETITION AND INTEREST RATE PRESSURES; CHANGES IN REGULATORY OR OTHER EXTERNAL FACTORS; AND OTHER FACTORS LISTED FROM TIME TO TIME IN BANCORP'S SEC REPORTS, INCLUDING BUT NOT LIMITED TO, EXHIBIT 99.1 TO BANCORP'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH IS INCORPORATED HEREIN BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


OVERVIEW
--------

     Centennial Bancorp reported net income of $4.3 million or $.57 per share (primary), for the six months ended June 30, 1997. This represented a 41% increase in net income and a 19% increase in earnings per share (primary), as compared to $3.0 million, or $.48 per share, for the six months ended June 30, 1996. Net income of $2.2 million, or $.29 per share, for the quarter ended June 30, 1997 similarly represented a 38% increase in net income and a 16% increase in earnings per share (primary), as compared to $1.6 million, or $.25 per share for the quarter ended June 30, 1996. The increased earnings during the six months and the quarter ended June 30, 1997 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income. At June 30, 1997, Bancorp recognized a 24% increase in both total assets and interest-earning assets as compared to June 30, 1996.

     The net income added to shareholders' equity during the six months and the second quarter of 1997 was augmented by a modest increase in the value of Bancorp's securities available-for-sale. This increase in value resulted from a decrease in interest rates which caused bond prices to increase.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the six months ended June 30, 1997 include an increase in total assets, primarily in cash and cash equivalents and loans and loans held for sale, which was offset in part by a decrease in securities available-for-sale. Funds were provided for these increases by an increase in total deposits, maturities and sales of securities available-for-sale, and earnings. The funds provided for the increases in assets were offset in part by a reduction in short-term borrowings.

         At June 30, 1997, total assets were $430.9 million, representing an increase of 5.8%, or $23.7 million, over total assets at December 31, 1996. The increase in total assets includes an increase in loans and loans held for sale of $16.4 million, primarily due to commercial loan activity of the Bank, and also due to an increase in real estate construction and real estate mortgage lending.

         Cash and cash equivalents increased $15.2 million (or 40%) at June 30, 1997 as compared to December 31, 1996. Cash and cash equivalents can fluctuate significantly on a day-to-day basis and are subject to disbursements of loans proceeds to borrowers, payment of loans by borrowers, submission of checks deposited by customers to other banks for payment and payment to other banks by Bancorp for checks drawn against customer accounts.

     Total deposits increased $28.5 million (or 8%) at June 30, 1997 as compared to December 31, 1996. The majority of the increase in total deposits was experienced in demand deposits and interest-bearing demand deposits. Bancorp actively solicits demand and interest-bearing demand deposit accounts due to the lower costs associated with those deposit categories. Bancorp will also solicit time deposits when needed to provide funds for expansion of the loan portfolio. However, time deposits are the most costly category of deposits for Bancorp to maintain due to interest rate competition.

     In most prior years, Bancorp has experienced a decrease in deposits during all or part of the first quarter of the year, with deposit activity increasing significantly the remainder of each year. During the first quarter of 1997, Bancorp experienced a modest increase of $249,000 in total deposits. Because of its limited growth in deposits, management liquidated $11.0 million of securities available-for-sale during the first quarter of 1997 to accommodate the increase in loans being experienced at that time.

     Short-term borrowings decreased $8.5 million (or 69%) at June 30, 1997 as compared to December 31, 1996. This decrease resulted from the maturity and repayment of borrowings from the Federal Home Loan Bank of Seattle. Management elected to repay this loan due to Bancorp's increase in total deposits experienced during the second quarter, which provided ample liquidity to satisfy the obligation and provide funds for the growth experienced in loans.

     All other changes experienced in asset and liability categories during the first six months of 1996 were comparatively modest.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Total interest income increased $3.8 million (or 26%) for the six months and $2.0 million (also 26%) for the quarter ended June 30, 1997 as compared to the same periods in 1996. These increases were primarily due to increases in loans and loans held for sale during 1997 as compared to 1996. Bancorp also recognized modest increases in other interest income for the six months and the quarter ended June 30, 1997 as compared to the same periods in 1996, but these increases were primarily offset by decreases in interest on securities available-for-sale.

     Total interest expense similarly increased $1.2 million (or 24%) for the six months and $628,000 (also 24%) for the quarter ended June 30, 1997 as compared to the comparable 1996 periods. These increases were primarily due to the increase in deposits held during 1997 as compared to 1996, which were offset in part by decreases in interest expense on short-term borrowings and long-term debt during the 1997 periods.

     The increases in interest earned, offset in part by the increases in interest paid, served to increase Bancorp's net interest income by $2.6 million (or 27%) for the six-month period, and $1.3 million (also 27%) for the second quarter of 1997, over the comparable periods in 1996.

     Noninterest income increased $804,000 (or 79%) for the six months and $137,000 (or 27%) for the quarter ended June 30, 1997 as compared to the comparable 1996 periods. The increase for the six-month period was primarily attributable to receipt of a settlement payment for a claim the Bank brought against former legal counsel. The increase for the quarter ended June 30, 1997 was primarily attributable to an increase in gains recognized on sales of residential mortgage loans due to the more stable interest rate environment experienced during the second quarter of 1997 which resulted in an increase in residential mortgage loan activity.

     Noninterest expense increased $891,000 (or 15%) for the six months ended June 30, 1997 as compared to the comparable 1996 periods. Approximately $572,000 of the increase in noninterest expense was incurred during the quarter ended June 30, 1997. The increases for the six-month and the quarterly periods were primarily attributable to increases in salaries and employee benefits, legal and professional fees and other noninterest expense.

     Salaries and employee benefits increased $731,000 during the six months and $397,000 during the quarter ended June 30, 1997 as compared to the 1996 periods. These increases were due to additions to the Bank's and Mortgage Co.'s staffs to accommodate their increased business activities and to operate the additional branch office of the Bank that opened in the Portland area in January 1997. The increases were also due to the addition of staff to manage a future branch office of the Bank located in the Tanasbourne area of Portland. Management intends to open the branch in a temporary facility during the third quarter of 1997 during construction of the permanent building.

     Subsequent to June 30, 1997, the Bank opened four branch offices located in Portland area retirement centers. These four branches offer a full range of deposit services to the residents of the retirement facilities, but are operated on a limited-hour basis. Management does not anticipate that overhead expenses of operating these retirement center branches will materially impact Bancorp's salary and employee benefit or premises and equipment expense categories.

     Premises and equipment expense increased $33,000 during the six months ended June 30, 1997 as compared to the 1996 period, but decreased $17,000 during the 1997 quarter as compared to the 1996 quarter. The increase was primarily the result of opening the additional full-service branch in Portland and additional depreciation for data processing equipment.

     Legal and professional expenses increased $82,000 for the six months and $41,000 for the quarter ended June 30, 1997 as compared to the 1996 periods. These increases were due to legal expenses associated with ongoing litigation in the normal course of Bancorp's business, and to fees charged for personnel acquisition services.

     Other noninterest expense increased $14,000 during the six months and $132,000 during the quarter ended June 30, 1997 as compared to the comparable 1996 periods. The increase for the second quarter of 1997 was primarily attributable to Bancorp's increased operating levels. The increase for the 1997 six-month period was offset in part by the recapture of a contingency reserve during the first quarter of 1997, which management deemed no longer necessary.

     The provision for income taxes increased for the six months and the quarter ended June 30, 1997 by 41%, commensurate with Bancorp's increase in income before income taxes. Bancorp's effective tax rate remained at approximately 32.5%, primarily due to the amount of nontaxable interest income earned on securities issued by states and political subdivisions.


LOAN LOSS PROVISION
-------------------

     During the six months ended June 30, 1997, Bancorp charged a $950,000 loan loss provision to operations, as compared to $285,000 charged during the six months ended June 30, 1996. Loans charged off, net of recoveries, during the six months ended June 30, 1997 were $429,950, as compared to net charge-offs of $4,364 for the 1996 six-month period. The increase in the amount of loans charged off, net of recoveries, during the six months ended June 30, 1997 was primarily attributable to management's determination that portions of two loans on which a specific valuation allowance in accordance with SFAS No. 114 had previously been established were uncollectible.

     The loan loss provision was increased to provide coverage for the significant increase in loans. Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Bancorp.


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

     At June 30, 1997, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 11.0% and 11.8%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At June 30, 1997, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 8.6%. The FRB's current minimum leverage capital ratio guideline is 3%.

     Subsequent to June 30, 1997, the Bank received regulatory approval to open a full service office in the Tanasbourne area of Portland, and spent $1.2 million to acquire land at that site. The Bank intends to construct a 14,000 square foot facility at the site. Management has projected the cost of the facility to be $1.5 million, and anticipates that furniture and equipment will cost between $200,000 and $300,000. Management intends to fund the construction of the facility and the furniture and equipment costs through internal cash flow.

                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------

     Centennial Bancorp held its annual meeting of shareholders on May 21, 1997. At the meeting, Dan Giustina, Cordy H. Jensen, Robert L. Newburn, Brian B. Obie and Richard C. Williams were reelected to the Board of Directors for one-year terms. Voting on the election of directors was as follows:

                                Votes        Votes       Broker
                                 For       Withheld     Non-Votes
                              ---------    --------     ---------

     Dan Giustina             4,988,912     25,331         -0-
     Cordy H. Jensen          4,987,129     27,114         -0-
     Robert L. Newburn        4,989,548     24,695         -0-
     Brian B. Obie            4,984,776     29,467         -0-
     Richard C. Williams      4,988,842     25,401         -0-




Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)  Exhibits

     27     Financial Statement Schedule


(b)  Reports on Form 8-K

     None

                            SIGNATURES
                            ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTENNIAL BANCORP



Dated:  August 13, 1997       /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  August 13, 1997       /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer

                                   FORM 10-Q

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT                                                     PAGE
-------                                                     ----

(27)      Financial Data Schedule                            21