Form 10-Q
period 1997-09-30
CENTENNIAL BANCORP
filed 1997-11-13
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended September 30, 1997
                               ------------------

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

7,228,223 shares as of October 31, 1997.

                        CENTENNIAL BANCORP

                            FORM 10-Q

                        SEPTEMBER 30, 1997

                              INDEX
                              -----

Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed  Consolidated  Balance  Sheets as of            4
     September 30, 1997 and December 31, 1996.

Condensed Consolidated Statements of Income for           5
     the nine months and the quarter ended
     September 30, 1997 and 1996.

Condensed  Consolidated  Statements  of Cash Flows        6
     for the nine months ended
     September 30, 1997 and 1996.

Notes to Condensed Consolidated Financial Statements      7 - 12

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        13 - 14
          Material Changes in Financial Condition         14 - 15
          Material Changes in Results of Operations       15 - 18
          Loan Loss Provision                             18
          Liquidity and Capital Resources                 19

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K.                20

Signatures                                                21

                               CENTENNIAL BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                   September 30,             December 31,
                                                                       1997                     1996
                                                                   -------------            -------------
ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 30,470,873            $ 26,827,505
     Interest-bearing balances due from banks                          3,500,000              11,570,000
                                                                    ------------            ------------
          Total cash and cash equivalents                             33,970,873              38,397,505
Securities available-for-sale                                         84,430,094              82,654,422
Loans held for sale                                                    5,785,901               3,537,996
Loans receivable, net                                                326,940,667             262,491,991
Federal Home Loan Bank stock                                           4,618,000               4,365,800
Accrued interest receivable                                            3,448,057               3,309,363
Premises and equipment, net                                           10,178,195               9,346,825
Other assets                                                           2,626,196               3,081,702
                                                                    ------------            ------------
                                                                    $471,997,983            $407,185,604
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 94,666,335            $ 74,350,639
          Interest-bearing demand                                    155,701,664             130,659,749
          Savings                                                     18,028,637              13,746,547
          Time                                                       133,541,568             121,198,310
                                                                    ------------            ------------
               Total deposits                                        401,938,204             339,955,245
     Short-term borrowings                                             8,203,543              12,315,583
     Accrued interest and other liabilities                            3,010,721               3,568,917
     Long-term debt                                                   10,000,000              10,000,000
                                                                    ------------            ------------
               Total liabilities                                     423,152,468             365,839,745
Shareholders' equity:
     Preferred stock, $5.00 par value; none issued
          Non-voting, 5,000,000 shares authorized                             --                      --
          Voting, 5,000,000 shares authorized                                 --                      --
     Common stock, $2.00 par value; 10,000,000 shares
          authorized, 7,228,223 issued and outstanding
          (6,535,447 at December 31, 1996)                            14,456,446              13,070,894
     Additional paid-in capital                                        9,976,096              11,137,171
     Retained earnings                                                23,869,463              17,171,984
     Unrealized gains (losses) on securities available-for-
          sale, net of related taxes                                     543,510                 (34,190)
                                                                    ------------            ------------
               Total shareholders' equity                             48,845,515              41,345,859
                                                                    ------------            ------------
                                                                    $471,997,983            $407,185,604
                                                                    ============            ============

See accompanying notes.

                               CENTENNIAL BANCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                   The Quarter Ended                 The Nine Months Ended
                                                     September 30,                        September 30,
                                              ---------------------------         --------------------------
                                                 1997             1996                  1997           1996
                                              ----------      -----------         -----------     ----------
INTEREST INCOME
     Interest and fees on loans               $8,770,014      $6,889,129          $24,573,993    $18,872,009
     Interest on investment securities         1,164,621       1,247,320            3,544,781      3,743,115
     Other interest income                       398,980         224,890              740,536        453,674
                                              ----------      ----------          -----------    -----------
        Total interest income                 10,333,615       8,361,339           28,859,310     23,068,798
INTEREST EXPENSE
     Interest on deposits                      3,362,955       2,576,664            9,040,636      6,841,053
     Interest on short-term borrowings            78,774         199,687              424,679        695,371
     Interest on long-term debt                  154,762         238,063              459,096        579,934
                                              ----------      ----------          -----------    -----------
          Total interest expense               3,596,491       3,014,414            9,924,411      8,116,358
                                              ----------      ----------          -----------    -----------
NET INTEREST INCOME                            6,737,124       5,346,925           18,934,899     14,952,440
     Loan loss provision                         150,000         300,000            1,100,000        585,000
                                              ----------      ----------          -----------    -----------
          Net interest income after
            loan loss provision                6,587,124       5,046,925           17,834,899     14,367,440
NONINTEREST INCOME
     Service charges on deposit accounts         266,565         247,498              766,474        726,424
     Other                                       156,287         130,040            1,076,892        372,567
     Gains on sales of loans                     265,027         186,961              632,374        472,490
     Gains on sales of investment securities       5,015              --               34,324          6,595
                                               ---------      ----------          -----------    -----------
          Total noninterest income               692,894         564,499            2,510,064      1,578,076
NONINTEREST EXPENSE
     Salaries and employee benefits            2,328,895       1,953,054            6,656,513      5,549,668
     Premises and equipment                      501,462         479,496            1,475,842      1,420,489
     Legal and professional                      216,916         179,877              532,495        413,106
     Advertising                                 135,996         131,095              376,470        374,181
     Printing and stationery                     118,684          75,457              304,242        228,514
     Other                                       367,418         333,289            1,076,522      1,028,192
                                              ----------      ----------          -----------    -----------
          Total noninterest expense            3,669,371       3,152,268           10,422,084      9,014,150
                                              ----------      ----------          -----------    -----------

Income before income taxes                     3,610,647       2,459,156            9,922,879      6,931,366
Provision for income taxes                     1,173,900         799,300            3,225,400      2,252,700
                                              ----------      ----------          -----------    -----------

NET INCOME                                    $2,436,747      $1,659,856          $ 6,697,479    $ 4,678,666
                                              ==========      ==========          ===========    ===========

Earnings per common share:
     Primary                                  $      .32      $      .26          $       .89     $      .74
     Fully diluted                            $      .32      $      .24          $       .89     $      .69

Weighted average common shares outstanding:
     Primary                                   7,578,584       6,458,666            7,521,670      6,365,198
     Fully diluted                             7,578,584       7,361,481            7,521,670      7,268,013

See accompanying notes.

                               CENTENNIAL BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                     The Nine Months Ended
                                                                                          September 30,
                                                                                  --------------------------
                                                                                       1997          1996
                                                                                  ------------  ------------

Net cash provided by operating activities                                         $ 5,424,653   $ 4,584,485

Cash flows from investing activities:
     Net increase in loans                                                        (65,548,676)  (60,371,903)
     Investment security purchases                                                (14,974,773)  (19,806,395)
     Proceeds from investment securities:
          Maturities                                                                3,152,782     3,861,855
          Sales                                                                    11,020,078     6,304,169
     Purchases of premises and equipment                                           (1,596,092)     (615,289)
                                                                                  -----------    -----------
          Net cash used by investing activities                                   (67,946,681)  (70,627,563)

Cash flows from financing activities:
     Net increase in deposits                                                      61,982,959    54,699,568
     Net decrease in short-term borrowings                                         (4,112,040)     (213,366)
     Proceeds from long-term debt                                                          --    10,000,000
     Proceeds from issuance of common stock                                           224,477       237,021
                                                                                  -----------   -----------
          Net cash provided by financing activities                                58,095,396    64,723,223
                                                                                  -----------   -----------

Net decrease in cash and cash equivalents                                          (4,426,632)   (1,319,855)

Cash and cash equivalents at beginning of period                                   38,397,505    36,721,459
                                                                                  -----------   -----------

Cash and cash equivalents at end of period                                        $33,970,873   $35,401,604
                                                                                  ===========   ===========



Supplemental Disclosure of Cash Flow Information:

Noncash investing and financing activities:
     Conversion of debentures to common stock                                     $        --   $ 1,876,000
     Net costs attributable to debentures converted                                        --      (130,655)
     Cash paid in lieu of issuance of fractional shares                                    --          (159)
                                                                                   ----------   -----------
                                                                                  $        --   $ 1,745,186
                                                                                   ===========  ===========




See accompanying notes.

                               CENTENNIAL BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   Basis of Presentation
     ---------------------

     The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly owned subsidiaries, Centennial Bank ("Bank") and Centennial Mortgage Co. ("Mortgage Co."). The Bank is an Oregon state- chartered bank which provides commercial banking services. Mortgage Co. originates residential mortgage loans for resale in the secondary market.

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

2.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                      September 30,  December 31,
                                          1997          1996
                                     ------------   ------------
     Real estate -- mortgage         $ 81,667,417   $ 70,126,798
     Real estate -- construction       86,545,798     66,243,687
     Commercial                       151,637,816    116,815,814
     Installment                        6,337,945      6,425,215
     Lease financing                    3,474,606      3,774,748
     Other                              1,331,365      2,634,659
                                     ------------   ------------
                                      330,994,947    266,020,921
     Reserve for loan losses           (3,179,472)    (2,599,653)
     Less deferred loan fees             (874,808)      (929,277)
                                     ------------   ------------
                                     $326,940,667   $262,491,991
                                     ============   ============


     Loans held for sale of $5,785,901 and $3,537,996 at September 30, 1997 and December 31, 1996, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses were as follows for the nine months ended September 30:

                                         1997           1996
                                     -----------     -----------
     Balance at beginning of period  $2,599,653      $1,928,372
     Provision charged to operations  1,100,000         585,000
     Recoveries                          37,352          39,680
     Loans charged off                 (557,533)        (48,082)
                                     ----------      ----------
     Balance at end of period        $3,179,472      $2,504,970
                                     ==========      ==========

     At September 30, 1997 and December 31, 1996, Bancorp had two loans requiring a specific valuation allowance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, as amended by SFAS No.
     118. The specific valuation allowance was $150,000 on loans with remaining principal outstanding of $732,000 at September 30, 1997 ($300,000 and $1,100,000, respectively, at December 31, 1996). Each loan with a current outstanding principal balance of less than $100,000 is grouped into one homogenous pool when considering the valuation allowance.

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 1997 and December 31, 1996 were approximately $777,000 and $1,480,000, respectively.

     Loans  past  due 90 days  or more on  which  Bancorp  continued  to  accrue interest were approximately $1,248,000 at September 30, 1997, and approximately $420,000 at December 31, 1996. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at September 30, 1997 or December 31, 1996.


3.   Earnings Per Common Share
     -------------------------

     Primary earnings per common share is calculated by dividing net income by the weighted average shares outstanding. Weighted average shares outstanding consists of common shares outstanding and common share equivalents attributable to outstanding stock options.

     Fully diluted earnings per share for 1996 is calculated by dividing net income plus after-tax interest incurred on the 7% Convertible Debentures by common shares outstanding, common share equivalents attributable to outstanding stock options, and shares assumed to be issued on conversion of the Convertible Debentures. The Convertible Debentures were issued in 1994 and were redeemed in December 1996.

     The weighted average number of shares and common share equivalents have been adjusted to give retroactive effect to an 11-for-10 stock split declared July 16, 1997, and stock splits and stock dividends declared prior to that date.

4.   Financial Accounting Standards Board
     ------------------------------------

     The Financial Accounting Standards Board ("FASB") has issued several accounting pronouncements which Bancorp has recently adopted or will be required to adopt in future fiscal reporting periods.

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

     SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the income statement for certain companies, and requires a reconcilement of the numerator and denominator of the basic earnings per share to the numerator and denominator of the diluted earnings per share computation. SFAS No. 128 also requires restatement of all prior period earnings-per-share data presented.

     Management has calculated that, if the provisions of SFAS No. 128 were adopted as of January 1, 1997, Bancorp's primary earnings per share of $.89 and $.32 for the nine months and the quarter ended September 30, 1997, respectively, would change to basic earnings per share of $.93 and $.34, respectively. Bancorp's primary earnings per share of $.74 and $.26 for the nine months and the quarter ended September 30, 1996, respectively, would change to basic earnings per share of $.77 and $.27, respectively. There would be no effect on diluted earnings per share as reported.

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

     SFAS No. 131
     ------------

     In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operation decision-maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements will be required. SFAS No. 131 is effective for Bancorp in 1998 and it has not been determined whether Bancorp will be required to make any additional disclosure.

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


OVERVIEW
--------

     Centennial Bancorp reported net income of $6.7 million or $.89 per share (primary), for the nine months ended September 30, 1997. This represented a 43% increase in net income and a 20% increase in earnings per share (primary), as compared to $4.7 million, or $.74 per share, for the nine months ended September 30, 1996. Net income of $2.4 million, or $.32 per share, for the quarter ended September 30, 1997 similarly represented a 47% increase in net income and a 23% increase in earnings per share (primary), as compared to $1.7 million, or $.26 per share, for the quarter ended September 30, 1996. The increased earnings during the nine months and the quarter ended September 30, 1997 reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income. At September 30, 1997,

Bancorp recognized a 22% increase in both total assets and interest-earning assets as compared to September 30, 1996.

     The net income added to shareholders' equity during the nine months and the third quarter of 1997 was augmented by an increase in the value of Bancorp's securities available-for-sale. This increase in value resulted from a decrease in interest rates which caused bond prices to increase.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the nine months ended September 30, 1997 include an increase in total assets, primarily in securities available-for-sale and loans and loans held for sale, which was offset in part by a decrease in cash and cash equivalents. Funds were provided for these increases by an increase in total deposits, maturities and sales of securities available-for-sale, and earnings. The funds provided for the increases in assets were offset in part by a reduction in short-term borrowings.

         At September 30, 1997, total assets were $472.0 million, representing an increase of 15.9%, or $64.8 million, over total assets at December 31, 1996. The increase in total assets includes an increase in loans and loans held for sale of $64.9 million, primarily due to increased commercial loan activity of the Bank, and also due to an increase in real estate construction and real estate mortgage lending.

     Securities available-for-sale increased $1.8 million (or 2%) at September 30, 1997 as compared to December 31, 1996. The increase in securities available-for-sale resulted from purchases of U.S. Treasury and U.S. Government agency securities of $15.0 million and sales or maturities of $14.2 million.

         Cash and cash equivalents decreased $4.4 million (or 11%) at September 30, 1997 as compared to December 31, 1996. Cash and cash equivalents can fluctuate significantly on a day-to-day basis and are subject to disbursements of loans proceeds to borrowers, payment of loans by borrowers, submission of checks deposited by customers to other banks for payment and payment to other banks by Bancorp for checks drawn against customer accounts.

     Total deposits increased $62.0 million (or 18%) at September 30, 1997 as compared to December 31, 1996. The majority of the increase in total deposits was experienced in demand deposits and interest-bearing demand deposits. Bancorp actively solicits demand and interest-bearing demand deposit accounts due to the lower costs associated with those deposit categories. Bancorp will also solicit time deposits when needed to provide funds for expansion of the loan portfolio. However, time deposits are the most costly category of deposits for Bancorp to maintain due to interest rate competition.

     Short-term borrowings decreased $4.1 million (or 33%) at September 30, 1997 as compared to December 31, 1996. This decrease resulted from the maturity and repayment of borrowings from the Federal Home Loan Bank of Seattle ("FHLB"), which was offset in part by an increase in securities sold under agreement to repurchase. Management elected to repay the FHLB loan due to Bancorp's increase in total deposits experienced during the second quarter, which provided ample liquidity to satisfy the obligation and provide funds for the growth experienced in loans.

     All other changes experienced in asset and liability categories during the first nine months of 1997 were comparatively modest.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Total interest income increased $5.8 million (or 25%) for the nine months and $2.0 million (or 24%) for the quarter ended September 30, 1997 as compared to the same periods in 1996. These increases were primarily due to increases in loans and loans held for sale during 1997 as compared to 1996. Bancorp also recognized modest increases in other interest income for the nine months and the quarter ended September 30, 1997 as compared to the same periods in 1996, but these increases were offset in part by decreases in interest on securities available-for-sale.

     Total interest expense similarly increased $1.8 million (or 22%) for the nine months and $582,000 (or 19%) for the quarter ended September 30, 1997 as compared to the comparable 1996 periods. These increases were primarily due to the increase in deposits held during 1997 as compared to 1996, which were offset in part by decreases in interest expense on short-term borrowings and long-term debt during the 1997 periods.

     The increases in interest earned, offset in part by the increases in interest paid, served to increase Bancorp's net interest income by $4.0 million (or 27%) for the nine-month period, and $1.4 million (or 26%) for the third quarter of 1997, over the comparable periods in 1996.

     Noninterest income increased $932,000 (or 59%) for the nine months and $128,000 (or 23%) for the quarter ended September 30, 1997 as compared to the comparable 1996 periods. The increase for the nine-month period was primarily attributable to receipt of a settlement payment for a claim the Bank brought against former legal counsel. The increase for the quarter ended September 30, 1997 was primarily attributable to an increase in gains recognized on sales of residential mortgage loans due to the more stable interest rate environment experienced during the second and third quarters of 1997 which resulted in an increase in residential mortgage loan activity.

     Noninterest expense increased $1.4 million (or 16%) for the nine months and $517,000 (also 16%) for the quarter ended September 30, 1997 as compared to the comparable 1996 periods. The increases for the nine-month and the quarterly periods were primarily attributable to increases in salaries and employee benefits, legal and professional fees and printing and stationery expense.

     Salaries and employee benefits increased $1.1 million during the nine months and $376,000 during the quarter ended September 30, 1997 as compared to the 1996 periods. These increases were due to additions to Bank's and Mortgage Co.'s staffs to accommodate their increased business activities and to operate the additional branch office of the Bank that opened in the Portland area in January 1997. The increases were also due to the addition of staff to manage a future branch office of the Bank to be located in the Tanasbourne area of

Portland. Management intended to open the branch in a temporary facility during the third quarter of 1997 during construction of the permanent building. However, delays in obtaining permits to site the temporary facility deferred its opening until the fourth quarter of 1997. Construction of the permanent building was begun during the quarter ended September 30, 1997.

     During the quarter ended September 30, 1997, the Bank opened four branch offices located in Portland area retirement centers. These four branches offer a full range of deposit services to the residents of the retirement facilities, but are operated on a limited-hour basis. Management does not anticipate that overhead expenses of operating these retirement center branches will materially impact Bancorp's salary and employee benefit or premises and equipment expense categories.

     Premises and equipment expense increased $55,000 and $22,000, respectively, during the nine months and the quarter ended September 30, 1997 as compared to the 1996 periods. These increases were primarily the result of opening the additional full-service branch in Portland and additional depreciation for data processing equipment.

     Legal and professional expenses increased $119,000 for the nine months and $37,000 for the quarter ended September 30, 1997 as compared to the 1996 periods. These increases were due to legal expenses associated with ongoing litigation in the normal course of Bancorp's business, and to fees charged for personnel acquisition services.

     Printing and stationery expense increased $76,000 during the nine months and $43,000 during the quarter ended September 30, 1997 as compared to the 1996 periods. These increases were due primarily to the additional branch offices of the Bank and Mortgage Co., but were also due to Bancorp's increased business activity.

     Other noninterest expense increased $48,000 during the nine months and $34,000 during the quarter ended September 30, 1997 as compared to the comparable 1996 periods. These increases were similarly attributable to Bancorp's increased operating levels.

The increase for the 1997 nine-month period was offset in part by the recapture of a contingency reserve during the first quarter of 1997, which management deemed no longer necessary.

     The provision for income taxes increased for the nine months and the quarter ended September 30, 1997 by 43% and 47%, respectively, commensurate with Bancorp's increase in income before income taxes. Bancorp's effective tax rate remained at approximately 32.5%, primarily due to the amount of nontaxable interest income earned on securities issued by states and political subdivisions.


LOAN LOSS PROVISION
-------------------

     During the nine months ended September 30, 1997, Bancorp charged a $1.1 million loan loss provision to operations, as compared to $585,000 charged during the nine months ended September 30, 1996. Loans charged off, net of recoveries, during the nine months ended September 30, 1997 were $520,000, as compared to net charge-offs of $8,000 for the 1996 nine-month period. The increase in the amount of loans charged off, net of recoveries, during the nine months ended September 30, 1997 was primarily attributable to management's determination that portions of two loans on which a specific valuation allowance in accordance with SFAS No. 114 had previously been established were uncollectible.

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

     Along with federal funds lines, the Bank maintains a cash management advance with the FHLB which allows temporary borrowings for liquidity.

     At September 30, 1997, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 11.8% and 12.6%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At September 30, 1997, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 10.4%. The FRB's current minimum leverage capital ratio guideline is 3%.

     During the quarter ended September 30, 1997, the Bank received regulatory approval to open a full service office in the Tanasbourne area of Portland, and spent $1.2 million to acquire land at that site. The Bank intends to construct a 14,000 square foot facility at the site. Management has projected the cost of the facility to be $1.5 million, and anticipates that furniture and equipment will cost between $200,000 and $300,000. Management intends to fund the construction of the facility and the furniture and equipment costs through internal cash flow.

                   PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits

     10.17  Employment Agreement dated July 29, 1997 between
            Thaddeus (Ted) R. Winnowski and Centennial Bank.

     27     Financial Statement Schedule


(b)  Reports on Form 8-K

     None

                            SIGNATURES
                            ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTENNIAL BANCORP



Dated:  November 13, 1997     /s/ Richard C. Williams
                              -----------------------------------
                                Richard C.Williams
                                President & Chief Executive Officer




Dated:  November 13, 1997     /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer