Form 10-K
period 1997-12-31
CENTENNIAL BANCORP
filed 1998-03-31
CIK 702430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended:    December 31, 1997
                                                         or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                           For the transition period from _____  to ________

                         Commission file Number: 0-10489

                               CENTENNIAL BANCORP
                (Name of registrant as specified in its charter)

               Oregon                                 93-0792841
      (State of incorporation)            I.R.S. Employer Identification No.)

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $209,070,000 aggregate market value as of March 25, 1998, based on the price at which the stock was sold.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 14,543,909 shares of $2.00 par value Common Stock on March 25, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part II incorporate information by reference from the issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1997. Part III is incorporated by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998.

                               CENTENNIAL BANCORP
                                    FORM 10-K
                                  ANNUAL REPORT
                                TABLE OF CONTENTS

PART I                                                                     PAGE

           (Portions of Item 1 are incorporated by reference from Centennial Bancorp's Annual Report to Shareholders)

Item 1.    DESCRIPTION OF BUSINESS                                             4
           -----------------------
Item 2.    DESCRIPTION OF PROPERTY                                            36
           -----------------------
Item 3.    LEGAL PROCEEDINGS                                                  37
           -----------------
Item 4.    SUBMISSION OF MATTERS TO A VOTE OF
                SECURITY HOLDERS                                              39

PART II

           (Items 5, 6, 7 and 8 are incorporated by reference from Centennial Bancorp's Annual Report to Shareholders)

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY
                AND RELATED STOCKHOLDER MATTERS                               40
Item 6.    SELECTED FINANCIAL DATA                                            40
           -----------------------
Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS                               40
           ------------------------------------
Item 7A.   QUANTITATIVE AND QUALITATIVE
                DISCLOSURES ABOUT MARKET RISK                                 40
Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                        40
Item 9.    CHANGES IN AND DISAGREEMENTS WITH
                ACCOUNTANTS ON ACCOUNTING AND
                FINANCIAL DISCLOSURE                                          40

PART III

           (Items 10 through 13 are incorporated by reference from Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998)

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF
                THE REGISTRANT                                                41
Item 11.   EXECUTIVE COMPENSATION                                             41
Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                OWNERS AND MANAGEMENT                                         41
Item 13.   CERTAIN RELATIONSHIPS AND RELATED
                TRANSACTIONS                                                  41


PART IV


Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
           AND REPORTS ON FORM 8-K                                            41

SIGNATURES                                                                    46

                                     PART I
                                     ------

                  THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS ANNUAL REPORT, THE WORDS "ANTICIPATE," "BELIEVE" AND "EXPECT," AND WORDS OR PHRASES OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE: CHANGES IN GENERAL BUSINESS AND ECONOMIC CONDITIONS, PARTICULARLY IN OREGON; CHANGES IN THE INTEREST RATE ENVIRONMENT; COMPETITIVE FACTORS, CHANGES IN REGULATORY OR OTHER EXTERNAL FACTORS; AND OTHER FACTORS LISTED FROM TIME TO TIME IN BANCORP'S SEC REPORTS, INCLUDING BUT NOT LIMITED TO, EXHIBIT 99.1, FILED AS PART OF BANCORP'S ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH IS INCORPORATED HEREIN BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

     At December 31, 1997, Centennial Bancorp ("Bancorp") had two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. ("Centennial Mortgage"). From July 1993 until its sale in August 1995, Bancorp also owned Harding Fletcher Co. ("Harding Fletcher"), a mortgage banking subsidiary. Unless the context clearly suggests otherwise, references in this Annual Report on Form 10-K to "Bancorp" include Centennial Bancorp and its subsidiaries.

         All share and per share information has been restated to give retroactive effect to a two-for-one stock split declared in January 1998, and for various stock splits and stock dividends declared in prior years.

         CENTENNIAL BANK

         Centennial Bank is a full-service commercial bank organized under the Oregon Bank Act. Centennial Bank provides a broad range of depository and lending services to commercial, industrial, and agricultural enterprises, financial institutions, governmental entities and individuals. Centennial Bank directs its deposit-taking and lending activities primarily to the communities in which its branches are located. Its primary marketing focus is on small- to medium-sized businesses and on professionals in those communities. Centennial Bank does not provide trust services.

         At December 31, 1997, based on total assets, Centennial Bank was the 10th largest bank of the 51 commercial banks maintaining offices in Oregon. At that date, Centennial Bank had twelve branches: three in Eugene; one in adjacent Springfield; one full-service and four limited-service branches in Portland, Oregon; one each in Tigard and Beaverton, suburbs of Portland; and a branch in Cottage Grove formerly owned by Western Oregon Community Bank. An additional branch acquired from Western Oregon Community Bank, located in Creswell, Oregon, was closed in May 1996. Eugene and Springfield are at the southern end of the Willamette Valley on Interstate 5, with Creswell and Cottage Grove located approximately 12 and 20 miles further south, respectively. Centennial Bank opened the Tigard office in August 1994 and acquired the two Western Oregon Community Bank offices in December 1994. Centennial Bank opened the Lloyd District office in Portland in January 1997, and the Tanasbourne office in Beaverton in December 1997.

         In July 1997, Centennial Bank announced the opening of four limited-service branches in the Portland metropolitan area. These limited-service branches were formerly operated by Wells Fargo in retirement centers. Centennial Bank offers a full array of deposit services and safety deposit boxes on a reduced hour basis to residents of the retirement centers.

         At December 31, 1997, Centennial Bank held regulatory approvals for one additional limited service branch at a retirement center in the Portland metropolitan area. This office opened in January 1998.

         Centennial Bank provides personalized, quality financial services to its customers and believes this dedication to service has enabled it to maintain a stable and relatively low-cost retail deposit base, while generating a substantial volume of loans. Total deposits increased from $340 million at December 31, 1996 to $419 million at December 31, 1997. Net loans and loans held for sale increased from $226 million at December 31, 1996 to $337 million at December 31, 1997.

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


         CENTENNIAL MORTGAGE

         Centennial Mortgage began operations in 1987, originating conventional and federally insured residential mortgage loans for sale in the secondary market. Centennial Bank regularly provides interim financing, generally for 30 to 60 days, for loans originated by Centennial Mortgage. Centennial Mortgage originated $111.6 million, $67.2 million and $30.0 million of mortgages in 1997, 1996 and 1995, respectively. Mortgage loans generally are sold without recourse. Prior to 1996, mortgage loans were generally sold with no servicing rights retained. However, during 1996, Centennial Bank obtained Federal National Mortgage Association and Federal Home Loan Mortgage Corporation approval to service federally insured mortgage loans, and Centennial Bank began retaining servicing rights for mortgage loans originated by Centennial Mortgage. During the third quarter of 1997, management questioned the feasibility of servicing mortgage loans and is studying whether to continue adding mortgage loans to its servicing portfolio. Under certain circumstances, primarily defects in loan documentation, Centennial Mortgage may be obligated to repurchase loans sold in the secondary market.

         Centennial Mortgage has one office in Eugene, Oregon, and opened an office in Lake Oswego, Oregon, a Portland suburb, in 1993. That office relocated to the Centennial Bank building in Tigard, Oregon in 1995. At December 31, 1997, Centennial Mortgage intended to relocate to the Lake Oswego area to accommodate the space needs of Centennial Bank at the Tigard location.

         In December 1997, Centennial Mortgage opened an office in the Sunnyside Road area of eastern Portland in a leased facility. Although it was considered at the time, Centennial Mortgage has concluded not to open a branch in the Lloyd District of Portland due to a shortage of qualified mortgage lending personnel.

         Centennial Mortgage has a residential mortgage construction lending department which establishes relationships with home builders in the Eugene/Springfield and Portland-area markets and attempts to generate additional permanent loan activity as the houses-under-construction are sold. Increases in interest rates could adversely affect demand for construction lending, as well as the ability of borrowers to sell the houses when completed, and thus could adversely impact Centennial Mortgage's permanent mortgage lending activity.

         HARDING FLETCHER

         In July 1993, Bancorp formed a subsidiary to acquire certain assets of Harding Fletcher, a commercial mortgage banker. Harding Fletcher arranged commercial real estate loans, which were funded by insurance companies and other institutional investors. In August 1995, Bancorp sold substantially all of the assets of Harding Fletcher for $741,000. During 1997, Bancorp accepted a negotiated payoff of the receivable balance.


BANCORP CONSOLIDATED STATISTICAL INFORMATION

         Bancorp incorporates by reference the following financial and statistical information from its Annual Report to Shareholders for the year ended December 31, 1997:

                                                     Centennial Bancorp
                                                        Annual Report
                                                       to Shareholders
                                                           Page No.
                                                     -------------------
Investment securities                                         14
Loans and reserve for loan losses                             15
Deposits                                                       6


NET INTEREST INCOME

         For most financial institutions, including Bancorp, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in "volume," "spread" and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During 1997, 1996 and 1995, Bancorp's average interest-earning assets were $399 million, $323 million and $252 million, respectively. During these same years, Bancorp's net interest margin was 6.92%, 6.70% and 6.66%, respectively.

         AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

         The following table sets forth for 1997, 1996 and 1995 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Bancorp.





Year ended December 31,                    1997                                1996                                 1995
                             --------------------------------    -------------------------------    ------------------------------
                                          Interest   Average                 Interest   Average               Interest      Average
                               Average    income or  yield or      Average    income or yield or    Average   income or    yield or
                             balance(1)    expense    rates      balance(1)    expense   rates     balance(1)    expense      rates
                             ----------   ---------  --------    ----------   --------- --------   ----------   ---------    ------
ASSETS:                                                                (Dollars in thousands)
Interest-bearing deposits
 with banks                  $   6.924    $    376     5.43%    $  10,872     $   579    5.33%    $   5,971    $    352       5.90%
Investment securities --
 taxable                        37,443       2,446     6.53        43,928       2,894    6.59        40,116       2,403       5.99
Investment securities --
 tax-exempt (2)                 43,587       3,428     7.86        39,037       3,112    7.97        24,159       1,827       7.56
Federal funds sold              10,925         573     5.24         2,265         122    5.39         5,618         317       5.64
Loans and loans held for
 sale (3)                      299,976      34,329    11.44       226,965      26,299   11.59       176,384      20,909      11.85
                             ---------     -------              ---------     -------             ---------     -------
  Total interest-earning
    assets/interest income     398,855      41,152    10.32       323,067      33,006   10.22       252,248      25,808      10.23
Reserve for loan losses         (3,123)                            (2,237)                           (1,824)
Cash and due from banks         27,552                             20,274                            16,975
Premises and equipment, net      9,790                              9,339                             8,477
Other assets                     6,112                              7,201                             5,876
                              --------                           --------                          --------
  Total assets                $439,186                           $357,644                          $281,752
                              ========                           ========                          ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY:
Savings and interest-bearing
 demand                       $166,800      5,156    3.09        $128,611       4,440    3.45      $107,983       3,352       3.10
Time deposits                  129,756      7,299    5.63         100,549       5,208    5.18        71,912       4,146       5.77
Short-term borrowings            9,688        539    5.56          11,399         833    7.31        13,823         861       6.23
Long-term debt                  10,000        572    5.72          16,443         887    5.39         9,200         645       7.01
                              --------    -------                --------      ------              --------     -------
  Total interest-bearing
     liabilities/interest
     expense                   316,244     13,566    4.29         257,002      11,368    4.42       202,918       9,004       4.44
Demand deposits                 75,005                             66,525                            53,399
Other liabilities                2,001                              2,617                             2,133
                              --------                           --------                          --------
  Total liabilities            393,250                            326,144                           258,450
Shareholders' equity            45,936                             31,500                            23,302
                              --------    --------               --------     --------             --------
  Total liabilities and
    shareholders' equity      $439,186                           $357,644                          $281,752
                              ========                           ========                          ========
Net interest income                        $27,586                            $21,638                           $16,804
                                           =======                            =======                           =======
Net interest spread (2)                              6.03%                               5.80%                                 5.79%
                                                     =====                               =====                                 ====
Net interest margin (2)                              6.92%                               6.70%                                 6.66%
Net interest income to
   average shareholders'
   equity                                    60.05%                            60.50%                             72.11%
Average interest-earning
  assets to average
  interest-bearing liabilities    124%                                126%                             124%

-----------------------

(1)Average balances are based on daily averages and include nonaccrual loans.
(2)Average yield on nontaxable securities, net interest spread and net interest margin have been computed on a 34% tax-equivalent basis.
(3)Nonaccrual loans ($1,032,600, $994,600 and $631,100 in 1997, 1996 and 1995,
   respectively) have been included in the computation of average loans and loans held for sale. Loan fees recognized, included in interest income, totalled $4,769,700, $3,745,900 and $2,541,800 in 1997, 1996 and 1995,
   respectively.

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


                                                              1997 vs. 1996                           1996 vs. 1995
                                                                Change in                              Change in
                                                        net interest income due to                net interest income due to
                                                      --------------------------------           -----------------------------
                                                      Volume        Rate         Total           Volume        Rate      Total
                                                      ------        ----         -----           ------        ----      -----
                                                                                   (In thousands)
Interest income:
         Balances due from banks                      $ (212)      $   9        $ (203)          $  275      $  (48)    $  227
         Investment securities -- taxable               (425)        (23)         (448)             240         251        491
         Investment securities -- tax-exempt             360         (44)          316            1,156         129      1,285
         Federal funds sold                              460          (9)          451             (185)        (10)      (195)
         Loans                                         8,408        (378)        8,030            5,928        (538)     5,390
                                                      ------      ------        ------           ------      -------    ------
              Total interest income                    8,591        (445)        8,146            7,414        (216)     7,198
                                                      ------      ------        ------           ------      -------    ------

Interest expense:
         Deposits:
              Savings and interest-bearing
                demand                                 1,249        (533)          716              676         412      1,088
              Time1,578                                  513       2,091         1,567             (505)      1,062
         Short-term borrowings                          (110)       (184)         (294)            (164)        136        (28)
         Long-term debt                                 (358)         43          (315)             449        (207)       242
                                                      ------      ------        ------           ------      ------     ------
Total interest expense                                 2,528        (164)        2,364            2,065       1,767      3,832
                                                      ------      ------        ------           ------      ------     ------
              Total interest expense                   2,359        (161)        2,198            2,528        (164)     2,364
Net interest income                                   $6,232      $ (284)       $5,948           $4,886      $  (52)    $4,834
                                                      ======      ======        ======           ======      ======     ======


MARKET AREAS

         Centennial Bank's primary market area, with four well-established branches, is the Eugene/Springfield area at the southern end of Oregon's Willamette Valley. The populations of Eugene and Springfield total approximately 170,000. The area's economy depends primarily upon educational institutions, U.S. and local government, forest products, general manufacturing (especially small manufacturing and high-technology industries), health care and tourism. The University of Oregon, located in Eugene, is the area's largest employer.

         In August 1994, Centennial Bank opened a branch office in Tigard, a suburb of Portland, Oregon, in January 1997 a branch office in the Lloyd District of Portland and in December 1997 a branch office in the Tanasbourne area of Beaverton, a suburb of Portland, Oregon. Centennial Bank also opened four limited service branches in the Portland metropolitan area in 1997 (and one in January 1998). The Portland metropolitan area has a diverse economy and a population of approximately 1.3 million. Management believes the Portland metropolitan area offers an opportunity to increase Bancorp's asset size and business operations, and to provide diversification of risk in its loan portfolio through the diversity of the economic market in the metropolitan area.

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

         Bancorp also makes construction loans and secured real estate loans, most of which are sold in the secondary markets. Bancorp makes consumer loans, primarily to accommodate existing customers, but does not actively pursue such lending.

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

         LOAN PORTFOLIO COMPOSITION

         The following table sets forth information with respect to the composition of Bancorp's loan portfolio (loans and loans held for sale) by type of loan at December 31 for each of the last five years:


                                                                    December 31,
                                     1997             1996              1995             1994              1993
                                  ----------       ----------         ---------       ----------        -------
                                                              (Dollars in thousands)
Commercial and other               $149,047         $119,450          $ 78,564         $ 66,845          $ 61,640
Real estate -- mortgage              93,216           73,665            59,204           56,792            44,253
Real estate -- construction          89,120           66,244            44,003           29,337            11,626
Installment                           6,603            6,425             5,929            6,951            10,653
Lease financing                       3,649            3,775             4,001            2,686               138
                                  ---------        ---------         ---------         --------          --------
     Total loans and
     loans held for sale            341,635          269,559           191,701          162,611           128,310

  Less deferred loan fees            (1,010)            (929)             (611)            (600)             (394)
  Less reserve for loan
     losses                          (3,349)          (2,600)           (1,928)          (1,700)           (1,514)
                                  ---------        ---------         ---------         --------           -------

Loans receivable, net              $337,276         $266,030          $189,162         $160,311          $126,402
                                   ========         ========          ========         ========          ========


         The following table presents the aggregate maturities of loans in each major category of Bancorp's loan portfolio at December 31, 1997. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

                                                           Due after one                           Total
                                      Due within           but within              Due after       loans
        Loan category                  one year            five years             five years       by category
        -------------                  --------            ----------             ----------       -----------

                                                                  (Dollars in thousands)
 Commercial                           $ 84,548             $45,533                $16,971          $147,052
 Real estate -- mortgage                19,031              31,383                 37,217            87,631
 Real estate --construction             71,635              15,516                  1,969            89,120
 Installment                             4,872               1,561                    170             6,603
 Loans held for sale                        --                  --                  5,585             5,585
 Lease financing                           531               3,118                     --             3,649
 Other                                     543               1,364                     88             1,995
 Less deferred loan fees                  (536)               (291)                  (183)           (1,010)
                                       --------             -------                -------          --------

 Total loans by maturity              $180,624             $98,184                $61,817          $340,625
                                      ========             =======                =======          ========

         Of Bancorp's $160 million of loans that mature after one year, a total of $83.1 million (51.9%) are fixed-rate loans, and a total of $76.9 million (48.1%) are variable-rate loans.

         At December 31, 1997, $107 million of Bancorp's loans (approximately 31.5% of its loan portfolio) had fixed interest rates and $233 million (approximately 68.5%) had variable interest rates.

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

         At December 31, 1997, approximately 71% of Bancorp's commercial loans had floating or adjustable interest rates; the remaining 29% had fixed interest rates. Operating lines of credit are payable on demand and subject to annual renewal. Term loan maturities generally range from one to five years. Commercial loans outstanding at December 31, 1997 were $147.1 million, compared to $116.8 million at December 31, 1996 and $78.3 million at December 31, 1995. Management believes the increases in 1997 and 1996 were primarily a result of Centennial

Bank's business development program and the opening of the branch office in Tigard, Oregon in August 1994 and the Lloyd District office in Portland in January 1997. Nonaccrual loans in this category totalled $858,000 at December 31, 1997 ($1.5 million at December 31, 1996); there were no restructured loans at December 31, 1997 or 1996.

         REAL ESTATE MORTGAGE LOANS

         Real estate mortgage loans represent Bancorp's third largest category of loans. Of the $87.6 million of real estate mortgage loans outstanding at December 31, 1997, $35.1 million were made to commercial customers where the collateral for the loans included the real estate occupied by the customers' businesses. Therefore, many loans characterized as real estate mortgage loans could be characterized as commercial loans that are collateralized by real estate. Commercial real estate loans typically involve large loan balances to single borrowers or groups of related borrowers. These borrowers may be more sensitive to changes in economic conditions than are residential loan customers. Real estate mortgage loans outstanding increased to $87.6 million at December 31, 1997 from $70.1 million at December 31, 1996 and $54.6 million at December 31, 1995. These increases were primarily a result of the favorable real estate mortgage interest rate market available during 1997 and 1996, the demand for housing in the market areas served by Bancorp and the expansion of Centennial Mortgage's residential mortgage office in the Portland area. At December 31, 1997, nonaccrual loans in this category totalled $10,000 (none at December 31, 1996). At December 31, 1997 and 1996, there were no restructured loans in this category.

         At December 31, 1997, $56.1 million (or approximately 64%) of Bancorp's real estate mortgage loans had fixed interest rates and $35.1 million (or approximately 36%) had floating or adjustable interest rates. Maturities of the real estate mortgage loans retained by Bancorp usually range from one to ten years.

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

         Bancorp originates SBA real estate loans on owner-occupied properties where the maturities may be up to 20 years, and the loan-to-value ratio may reach 85% of appraised value or cost, whichever is lower. Up to 90% of the amount of these loans is guaranteed or insured by an agency of the U.S. Government. The guaranteed portion of these loans is typically sold to secondary-market investors. At December 31, 1997, the amount of the unguaranteed portion of these loans retained by Bancorp was not material.

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

         At December 31, 1997 and 1996, there were no nonaccrual loans or restructured loans in this category.

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

         Installment loans were $6.6 million at December 31, 1997 compared to $6.4 million at December 31, 1996 and $5.9 million at December 31, 1995. These modest levels of installment loans to individuals at the periods presented were primarily due to Bancorp's focus on lending to businesses and professionals and significant competition for consumer loans from the many credit unions, banks and finance companies in the market areas served by Bancorp. At December 31, 1997, nonaccrual loans in this category totalled $5,000 (none at December 31, 1996). At December 31, 1997 and 1996, there were no restructured loans in this category.

         COMMITMENTS AND CONTINGENT LIABILITIES

         In the ordinary course of business, Bancorp enters into various types of transactions that include commitments to extend credit and standby letters of credit as described in Note 9 of Notes to Consolidated Financial Statements of Bancorp, which are incorporated by reference from Bancorp's 1997 Annual Report to Shareholders. Bancorp applies the same credit standards to these commitments as it uses in all its lending processes and has included these commitments in its lending risk evaluations. Collateral for these commitments may include cash, securities and/or real estate.

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

         Under Oregon law, permissible loans from a financial institution to one borrower are generally limited to 15% of the institution's aggregate paid-up and unimpaired capital and surplus. At December 31, 1997, Centennial Bank's permissible loan limit was $5.3 million (or $8.7 million if the loan is collateralized by real estate).

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

NONPERFORMING ASSETS

         Nonperforming assets consist of loans past due 90 days or more, nonaccrual loans, restructured loans and other real estate owned ("OREO"). The following table sets forth information concerning Bancorp's nonperforming assets at the end of each of the last five years:

                                                                                December 31,
                                                          -------------------------------------------------------
                                                           1997        1996         1995         1994        1993
                                                          ------      ------       ------       ------      -----
                                                                             (Dollars in thousands)
Nonperforming loans:
  Loans past due 90 days or more                          $  402      $  420      $  645       $  190      $  186
  Nonaccrual loans                                           873       1,480         478          693         881
  Restructured loans                                          --          --          --           --          --
                                                           -----       -----       -----        -----       -----
     Total nonperforming loans                             1,275       1,900       1,123          883       1,067
  Other real estate owned                                     --          --          --          392         221
                                                           -----       -----       -----        -----       -----
     Total nonperforming assets                           $1,275      $1,900      $1,123       $1,275      $1,288
                                                           =====       =====       =====        =====       =====

Reserve for loans losses                                  $3,349      $2,600      $1,928       $1,700      $1,514
Ratio of total nonperforming assets
  to total assets                                            .26%        .47%        .35%         .49%        .58%
Ratio of total nonperforming loans
  to total loans                                             .38%        .71%        .59%         .54%        .83%
Ratio of reserve for loan losses
  to total nonperforming loans                               263%        137%        172%         193%        142%

----------


         Bancorp's total nonperforming assets decreased by $625,000 in 1997 and increased by $777,000 during 1996. Total nonperforming assets, as a percentage of total assets, decreased to .26% at December 31, 1997 from .47% at December 31, 1996 and increased to .47% at December 31, 1996 from .35% at December 31, 1995. Nonperforming loans, as a percentage of total loans, decreased to .38% at December 31, 1997 from .71% at December 31, 1996, which increased from .59% at December 31, 1995.

         The accrual of interest on a loan is discontinued when, in management's judgment, the future collectibility of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, Bancorp's policy is to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collectibility of principal is doubtful. If interest on nonaccrual loans had been accrued, such income would have been $102,600 in 1997, $117,500 in 1996 and $74,000 in 1995. No interest income was recognized on these loans in 1997, 1996 and 1995.

         Restructured loans are those for which concessions have been granted due to the borrower's weakened financial condition or other factors. Such concessions may include reduction of interest rates below rates otherwise available to that borrower or deferral of interest or principal. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Bancorp had no restructured loans at December 31, 1997 or 1996.

         OREO consists of real estate acquired by Bancorp through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of fair market value (less anticipated selling costs) or the principal balance of the related loan. Any excess of the loan balance over fair value of the property is charged to the reserve for loan losses.

         At December 31, 1997 and 1996, Bancorp held no OREO. At December 31, 1994, Bancorp's OREO consisted of one single-family dwelling with acreage in Springfield, Oregon. At that date, the book value of the property was $392,000. The property was sold during 1995 for a loss of $25,000.


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

         The following table sets forth information regarding changes in Bancorp's reserve for loan losses for each of the last five years:

                                                           At or for the year ended December 31,
                                             -------------------------------------------------------------------
                                               1997           1996            1995           1994           1993
                                             --------       --------        --------       --------       ------
                                                                   (Dollars in thousands)
Loans and loans held for sale
  at year-end                                $340,625       $268,630       $191,090       $162,011       $127,916
                                             ========       ========       ========       ========       ========
Average loans and
  loans held for sale                        $299,976       $226,965       $176,384       $139,672       $114,414
                                             ========       ========       ========       ========       ========
Reserve for loan losses,
  beginning of year                          $  2,600       $  1,928        $ 1,700        $ 1,514        $ 1,078
Charge-offs:
  Commercial and other                           (556)           (89)          (128)          (108)           (18)
  Real estate -- construction                      --             --             --             --             --
  Real estate -- mortgage                          --             --             --            (17)            --
  Installment                                      (2)           (20)           (34)           (22)           (17)
                                             --------       --------        -------        -------        -------
     Total charge-offs                           (558)          (109)          (162)          (147)           (35)
                                             --------       --------        -------        -------        -------
Recoveries:
  Commercial and other                             55             24             10              8              7
  Real estate -- construction                      --             --              3             --            149
  Real estate -- mortgage                          --             20              7             --             --
  Installment                                       2              2             20             10              5
                                             --------       --------        -------        -------        -------
     Total recoveries                              57             46             40             18            161
                                             --------       --------        -------        -------        -------
Net loans (charged off) recovered                (501)           (63)          (122)         (129)            126
Provision for loan losses                       1,250            735            350            315            310
                                             --------       --------        -------        -------        -------
Reserve for loan losses
  at year-end                                $  3,349       $  2,600        $ 1,928        $ 1,700        $ 1,514
                                             ========       ========        =======        =======        =======


Ratio of net loans (charged off)
  recovered to average
  loans outstanding                             (.17)%         (.03)%         (.07)%         (.09)%          .11%
Ratio of reserve for loan losses
  to loans at year-end                           .98%           .97%          1.01%          1.05%          1.18%

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

                                                                               Amount of              Loans in
                                                                                reserve             category as a
                                                                                  for               percentage of
                                                                                 loan                 total gross
                                                                                losses                  loans
                                                                              -----------          ---------------
                                                                                    (Dollars in thousands)
    December 31, 1997
    -----------------
Commercial and other                                                            $1,999                   45.2%
Real estate -- mortgage                                                            250                   26.2
Real estate -- construction                                                      1,000                   26.6
Installment                                                                         50                    2.0
Unallocated                                                                         50                      --
                                                                                ------                  ------
 Total                                                                          $3,349                  100.0%
                                                                                ======                  ======

    December 31, 1996
    -----------------
Commercial and other                                                            $1,500                    46.5%
Real estate -- mortgage                                                            250                    26.5
Real estate -- construction                                                        750                    25.0
Installment                                                                         50                     2.0
Unallocated                                                                         50                      --
                                                                                ------                   -----
  Total                                                                         $2,600                   100.0%
                                                                                ======                   =====

    December 31, 1995
    -----------------
Commercial and other                                                            $1,200                    44.1%
Real estate -- mortgage                                                            125                    29.2
Real estate -- construction                                                        520                    23.5
Installment                                                                         35                     3.2
Unallocated                                                                         48                      --
                                                                                ------                   -----
  Total                                                                         $1,928                   100.0%
                                                                                ======                   =====

    December 31, 1994
    -----------------
Commercial and other                                                            $1,000                    42.8%
Real estate -- mortgage                                                            125                    34.9
Real estate -- construction                                                        500                    18.0
Installment                                                                         35                     4.3
Unallocated                                                                         40                      --
                                                                                ------                   -----
  Total                                                                         $1,700                   100.0%
                                                                                ======                   =====



    December 31, 1993
    -----------------
Commercial and other                                                            $  550                    46.8%
Real estate -- mortgage                                                            120                    37.0
Real estate -- construction                                                        115                     9.1
Installment                                                                         35                     7.1
Unallocated                                                                        696                      --
                                                                                ------                   -----
  Total                                                                         $1,516                   100.0%
                                                                                ======                   =====

         The following table details the carrying value of Bancorp's impaired loans, in accordance with SFAS 114, by type of loan as of December 31, 1997 and 1996:

                                                                                                              Net
                                                                   Recorded         Valuation            Carrying
                                                                    Amount          Allowance              Value
                                                                    ------          ---------              -----
   December 31, 1997
   -----------------
Commercial                                                       $  718,000          $150,000            $568,000
                                                                 ==========          ========            ========


   December 31, 1996
   -----------------
Commercial                                                       $1,412,000          $505,000            $907,000
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

         Bancorp's primary investment objectives are to maintain liquidity and to generate after-tax profits consistent with the risk guidelines established by the Board of Directors. At December 31, 1997 and 1996, Blount Investment Group of Eugene, Oregon, advised Bancorp with respect to the investment portfolio. Centennial Bank has extended loans to Blount Investment Group and its affiliates. Such loans are made on terms, including interest rates and collectibility, no more favorable to the borrowers than loans to other borrowers.

         All of the securities held in the investment portfolio were classified as available-for-sale at December 31, 1997 and 1996. Those securities will be sold as necessary to provide liquidity and to respond to interest rate changes. Because these securities are carried at their market value, fluctuations in interest rates could affect the carrying value of these securities and, therefore, the reported shareholders' equity of Bancorp.

         The following table provides the carrying values of Bancorp's investment portfolio at the end of each of the last three years. See Note 2 of Notes to Consolidated Financial Statements for more information about investment securities held at December 31, 1997 and 1996.


                                                                                         December 31,
                                                                        ----------------------------------------
                                                                          1997             1996             1995
                                                                        -------          -------          ------
                                                                                     (In thousands)
U.S. Treasury securities                                                $ 1,417          $ 1,405           $ 8,428
U.S. Government agencies                                                 34,415           32,594            29,422
States and political subdivisions                                        39,434           39,135            23,845
Corporate bonds                                                           2,301            2,249             2,300
Mortgage-backed securities                                                6,337            7,271             8,929
                                                                        -------          -------           -------
  Total debt securities                                                  83,904           82,654            72,924
Federal Home Loan Bank stock                                              4,711            4,366             4,040
                                                                        -------          -------           -------
     Total investment securities                                        $88,615          $87,020           $76,964
                                                                        =======          =======           =======

         The following table provides the carrying values, principal amounts, maturities and weighted average yields of Bancorp's investment securities at December 31, 1997, all of which are classified as available-for-sale:

                                                           Carrying
                                                            value                           Weighted
                                                         (fair market          Principal     average
                 Type and maturity                          value)              amount      yield(1)
                 -----------------                          ------              ------      --------
                                                                     (Dollars in thousands)
U.S. Treasuries
  Due within 1 year                                         $   499            $   500        5.18%
  Due after 1 but within 5 years                                662                650        6.72
  Due after 5 but within 10 years                               256                250        5.85
                                                              -----              -----
    Total U.S. Treasuries                                     1,417              1,400        6.01

U.S. Government Agencies
  Due after 1 but within 5 years                             14,512             14,500        6.44
  Due after 5 but within 10 years                            19,903             20,000        6.74
                                                             ------             ------
    Total U.S. Government Agencies                           34,415             34,500        6.61

States and political subdivisions
  Due after 1 but within 5 years                              6,093              5,970        7.78
  Due after 5 but within 10 years                            10,021              9,665        7.97

  Due after 10 years                                         23,320             22,925        8.04
                                                             ------            -------
    Total states and political subdivisions                  39,434             38,560        7.98

Corporate bonds
  Due after 1 but within 5 years                                471                450        6.31
  Due after 5 but within 10 years                             1,830              1,760        6.15
                                                              -----              -----
    Total corporate bonds                                     2,301              2,210        6.18

Mortgage-backed securities
 (U.S. Government agencies)                                   6,337              6,388        5.65
                                                              -----              -----

        Total debt securities                                83,904             83,058        7.15

Equity securities                                             4,711              4,711
                                                              -----              -----

             Total securities                               $88,615            $87,769
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

         Centennial Bank has developed a special account for customers age 50 or older called the "50+ Account." The 50+ Account is designed to attract customers in this age group who generally have higher than average deposits and favorable ability to repay borrowings. Centennial Bank also markets to small- to medium-sized businesses and to professionals in its commercial lending program. These types of customers also create substantial deposits, resulting in low-cost funds being available for Centennial Bank's lending activities. Management believes that Centennial Bank's percentage of demand deposits (relative to total deposits) is among the highest in Oregon.

         The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the years ended December 31, 1997, 1996 and 1995:

                                                               1997                  1996                  1995
                                                        -----------------     -----------------     -----------------
                                                             Average              Average               Average
                                                             -------              -------               -------
                                                        Balance     Rate      Balance   Rate        Balance    Rate
                                                        -------     ----      -------   ----        -------    ----
                                                                           (Dollars in thousands)
Noninterest-bearing demand                               $ 75,005   N/A      $ 66,525   N/A         $ 53,399    N/A
Interest-bearing demand                                   152,453   3.16%     114,445   3.61%         92,937    3.23%
Savings                                                    14,347   2.36       14,166   2.15          15,046    2.34
CDs                                                       129,756   5.63      100,549   5.18          71,912    5.77
                                                         --------            --------               --------
         Total                                           $371,561   3.35     $295,685   3.26        $233,294    4.17
                                                         ========            ========               ========

         The following table shows the dollar amount of CDs that had balances of $100,000 or more at December 31, 1997 and 1996:


                                                                              December 31,
                                                                       ----------------------------
                                                                         1997                1996
                                                                       -------              -------
                                                                             (In thousands)
       CDs $100,000 or over with remaining maturity:
          Three months or less                                         $20,937              $17,451
          Over three months through twelve months                       28,145               28,220
          Over one year through three years                              4,686                3,027
          Over three years                                                 118                  111
                                                                       -------              -------
             Total                                                     $53,886              $48,809
                                                                       =======              =======

SHORT-TERM BORROWINGS

         At December 31, 1997, Bancorp's short-term borrowings consisted of securities sold under agreements to repurchase totalling $7.7 million. Securities sold under agreements to repurchase generally range in duration from one to eighty-nine days.

         At December 31, 1996, Bancorp's short-term borrowings consisted of securities sold under agreements to repurchase totalling $4.3 million and advances from the Federal Home Loan Bank of Seattle totalling $8.0 million which matured and were repaid in May 1997.

         The following table sets forth certain information with respect to short-term borrowings at December 31 and during each of 1997, 1996 and 1995:


                                                                                       December 31,
                                                                        ----------------------------------------
                                                                          1997            1996              1995
                                                                        -------         --------          ------
                                                                                 (Dollars in thousands)
Amount outstanding at year-end                                        $  7,716          $12,316           $11,419
Weighted average interest rate at year-end                                5.03%            5.78%             5.59%
Maximum amount outstanding at any
         month-end during the year                                    $ 18,321          $15,264           $16,458
Daily average amount outstanding during the year                      $  9,688          $11,399           $13,823
Average weighted interest rate
         during the year                                                  5.56%            7.31%             6.23%

LONG-TERM DEBT

         At December 31, 1997 and 1996, Bancorp's long-term debt consisted of $10.0 million of funds advanced from the Federal Home Loan Bank of Seattle to Centennial Bank. Interest on the debt is payable monthly at the rate of 6.14%. The debt matures on August 6, 1998, and is collateralized by Federal Home Loan Bank of Seattle stock, funds on deposit with the Federal Home Loan Bank of Seattle, investments and loans.

         During 1996, Bancorp's long-term debt also consisted of $9.2 million of 7.0% Convertible Redeemable Exchangeable Subordinated Debentures due May 1, 2004 (the "Debentures"). During 1996, Bancorp issued a call for redemption of the Debentures. Holders of the Debentures voluntarily converted $9,163,000 of the Debentures into 2,029,568 shares of Bancorp's common stock. The amount of debt converted, net of unamortized issue costs, was credited to common stock and additional paid-in-capital. Bancorp redeemed the remaining $37,000 of the Debentures for cash.

RETURN ON EQUITY AND ASSETS

         The following table sets forth Bancorp's return on daily average assets and equity for 1997, 1996 and 1995:

                                                                         1997            1996             1995
                                                                       -------         --------          ------
                                                                                (Dollars in thousands)
         Net income                                                   $  9,303         $  6,514        $  4,551
         Average total assets                                          439,186          357,644         281,752
         Return on average assets                                         2.12%            1.82%           1.62%

         Net income                                                   $  9,303         $  6,514        $  4,551
         Average equity                                                 45,936           31,500          23,302
         Return on average equity                                        20.25%           20.68%          19.53%

         Average total equity                                         $ 45,936         $ 31,500        $ 23,302
         Average total assets                                          439,186          357,644         281,752
         Average total equity to assets ratio                            10.46%            8.81%           8.27%


CHANGES IN ACCOUNTING PRINCIPLES

The Financial Accounting Standards Board ("FASB") has issued several accounting pronouncements which Bancorp has recently adopted or will be required to adopt in future fiscal reporting periods.

SFAS NO. 125

Bancorp adopted SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," on January 1, 1997 with no material impact on its financial statements.

SFAS NO. 129

In 1997, Bancorp adopted SFAS No. 129, "Disclosures of Information about Capital Structure," which had no material impact on its financial statements.

SFAS NO. 130

In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes requirements for disclosure of comprehensive income and becomes effective for Bancorp for the year ending December 31, 1998. Comprehensive income includes such items as foreign currency translation adjustments and unrealized gains and losses on securities available-for-sale that are currently being included as a component of shareholders' equity. Bancorp does not expect this pronouncement to materially impact its financial statements.

SFAS NO. 131

In June 1997, FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires information about key revenue-producing segments of an entity. A reconciliation of segment financial information to amounts reported in the financial statements will be required. SFAS No. 131 is effective for Bancorp in 1998 and it has not been determined if additional disclosure is required.


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


EMPLOYEES

         Centennial Bancorp has no employees other than its executive officers, who are also employees of Centennial Bank. At December 31, 1997, Centennial Bank and Centennial Mortgage had 187 and 44 full-time equivalent employees, respectively. Bancorp places a high priority on selective hiring and development of staff. Staff development involves training in customer service, marketing and regulatory compliance. Bancorp has adopted extensive incentive programs for employees that focus and are dependent on the achievement of certain of Bancorp's financial, service and marketing goals.

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

         CAPITAL ADEQUACY

         The federal bank regulatory agencies monitor the capital adequacy of bank holding companies and have adopted risk-based capital adequacy guidelines to evaluate bank holding companies and banks. If an institution's capital falls below the minimum levels established by these guidelines, the bank holding company may be denied approval to acquire or establish additional banks or nonbank businesses. The guidelines require a minimum ratio of total capital to risk-weighted assets of 8%. At December 31, 1997, Bancorp's ratio of total capital to risk-weighted assets was 12.9%.

         The FRB also uses a leverage ratio to evaluate the capital adequacy of bank holding companies. The leverage ratio applicable to Bancorp requires the ratio of "Tier 1" capital (generally, tangible common stockholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries) to adjusted average total assets to be not less than 3% and up to 5% or higher depending on Bancorp's general capital condition. Bancorp's leverage ratio at December 31, 1997 was 10.6%.

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

         BRANCHING AND ACQUISITIONS

         Banks are permitted to conduct business through branches after application to and approval of the FDIC and the Oregon Director, if they make certain findings regarding the financial history and condition of the bank and the appropriateness of the branch in the community to be served. Centennial Bank currently has thirteen branches, the most recent of which opened in January 1998.

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

         The Interstate Banking Act permits banks to merge with banks across state lines, thereby creating out-of-state branches, without regard to whether such transactions are prohibited under the law of any state. Oregon permits interstate bank mergers. Banks are able to establish branches in other states only through interstate mergers, as described above, unless the state where the branch is proposed to be opened has opted in to DE NOVO interstate branching. Oregon has not opted in to DE NOVO branching.

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

         DIVIDEND RESTRICTIONS

         Dividends paid by Centennial Bank provide substantially all Bancorp's cash flow. Under federal law, prior to the declaration of any dividend by Centennial Bank, the approval of the principal regulator is required if the total of all dividends declared in any calendar year exceeds the total of Centennial Bank's net profits for that year combined with its retained net profits for the preceding two years. In addition, FDICIA provides that a bank cannot pay a dividend if it will cause the bank to be "undercapitalized." Oregon law imposes the following limitations on the payment of dividends by Oregon state-chartered banks: (i) no dividends may be paid that would impair capital;
(ii) until the surplus fund of a bank is equal to 50% of its paid-in capital, no dividends may be declared unless there has been carried to the surplus account at least 20% of the bank's net profits for the dividend period; (iii) dividends cannot be greater than net undivided profits minus losses, certain bad debts, certain charged-off assets or depreciation and accrued expenses, interest and taxes; and (iv) if the surplus fund does not exceed 50% of paid-up capital and a further reduction in the surplus occurs due to losses, dividends cannot be declared or paid in excess of 50% of net earnings until the surplus fund is restored to at least the amount from which the surplus was originally reduced. At December 31, 1997, $10.1 million was available for declaration of dividends by Centennial Bank to Bancorp without prior regulatory approval.

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

         The federal risk-based capital guidelines for banks require a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The leverage capital guidelines require that banks maintain Tier 1 capital of no less than 5% of total adjusted assets, except in the case of certain highly rated banks for which the minimum requirement is 3% of total adjusted assets. At December 31, 1997, Centennial Bank's leverage ratio, Tier 1 capital to risk-weighted assets ratio and total risk-based capital to risk-weighted assets ratio were 9.5%, 10.8% and 11.7%, respectively.

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

         The Deposit Insurance Funds Act of 1996 ("Funds Act") eliminated the statutorily-imposed minimum assessment amount effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits (such as the Centennial Bank deposits) and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.296 basis points. The additional assessment authorized by the Funds Act increased Bancorp's FDIC insurance assessment expense in 1997 by $45,000.

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

         In February 1994, Bancorp entered into a long-term ground lease in Tigard, Oregon, a suburb of Portland, where Centennial Bank has a branch office. The ground lease has an initial term of 50 years and is renewable for two additional 10-year periods. Bancorp made lease payments of $6,667 per month in 1997. Construction of a three-story office building was completed in June 1995 at a cost of $2.9 million. Centennial Bank occupies the first floor and part of the second floor, while Centennial Mortgage occupies the remainder of the second floor. The third floor of the building was leased to another company effective January 1996 pursuant to a five-year lease. At December 31, 1997, Centennial Mortgage was seeking other space to lease to accommodate Centennial Bank's space needs.

         In July 1997, Centennial Bank completed its purchase of a $1.2 million parcel of land in the Tanasbourne area of Hillsboro, Oregon, a suburb of Portland. Centennial Bank opened a branch facility in temporary quarters at the site during construction of the permanent facility, which is projected to cost $2,2 million. At December 31, 1997, Centennial Bank had expended $316,000 of the projected building cost. The permanent facility is currently under construction and is scheduled for completion in July 1998.

         Effective January 1, 1997, Centennial Bank entered into a lease for approximately 3,200 square feet of an existing building in the Lloyd District area of Portland, Oregon. The lease has an initial term of two years and is renewable for one additional two-year period. Lease payments of $4,305 per month began in January 1997.

         Centennial Bank owns three other branch facilities and leases one branch facility with annual lease payments of $75,500 in 1997. In addition, Centennial Bank also entered into leases for the four limited-service facilities with total lease payments of $14,250 in 1997, which will total $37,500 in 1998. Centennial Bank also leases certain storage facilities with annual lease payments of $10,100 in 1997.

         Centennial Mortgage's offices are located in leased facilities. Centennial Mortgage's Eugene office is located in a building formerly owned by Centennial Bank which was sold to a third party in August 1994. Centennial Mortgage paid lease payments of $74,900 to the new building owner in 1997. Centennial Mortgage also leases office space for its Portland-area office from Centennial Bank. Centennial Mortgage entered into a lease during 1997 for its Sunnyside Road office and paid $5,300 in lease payments during 1997. Mortgage Co. will pay $32,000 for the Sunnyside Road office lease in 1998.


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

         As of the date of this report, Bancorp was not a party to any legal proceedings it believed to be material other than the following actions:

         Galen Ritchie Enterprises, Inc., et al v. Centennial Bank, Case No. 16-96-03603, and Centennial Bank v. Galen Ritchie Enterprises, Inc., et al, Case No. 16-96-04958. On March 9, 1998, a verdict was rendered in favor of Centennial Bank in both cases involving Galen Ritchie Enterprises, Inc. ("GRE"), directing that (I) GRE take nothing on their claim of damages in excess of $2,000,000 on theories of breach of contract, fraud, rescission and reformation of loan agreements and (ii) Centennial Bank collect judgment against GRE and individual guarantors under a promissory note and collateral given thereunder in an amount exceeding $710,000. As of the date of this report, the judgment is not final and is subject to appeal.

     Centennial Bank v. Laughing Cavalier, Inc., et al., Washington County Circuit Court Case No. C970863CV. In August 1997, Centennial Bank commenced an action against the Laughing Cavalier, Inc. on a Promissory Note and seeking possession and foreclosure of the collateral for the Loan, which consisted of the business assets of the Laughing Cavalier, a restaurant and bar in Gresham, Oregon. The loan is subject to a 75% SBA guarantee.

         Following repossession of the collateral, those assets were sold at a net price, including expenses, of $11,524 which was applied to the loan. The loan is also secured by a second Trust Deed on the personal residence of Stephen and Nancy Bateman, two of the Guarantors for the Loan. Default Orders were entered against the Borrower and all other Defendants, except Stephen and Nancy

Bateman. The Batemans filed an Answer and Counterclaim seeking recovery of damages against Centennial Bank of $200,000 under theories of breach of implied covenant of good faith and fair dealing, and misrepresentation by Centennial Bank. Centennial Bank gave notice of those claims under its Lender Liability Policy its insurer. Centennial Bank has demanded arbitration of those disputes pursuant to the Loan agreements, and an order referring those claims to arbitration has been entered in the case. Centennial Bank has retained legal counsel. Centennial Bank's insurer is actively involved in the defense of the Bateman claims, operating under a full reservation of rights.

         Given the size and nature of the claims brought by the Batemans, management of Centennial Bank believes that it is unlikely that Centennial Bank has any material exposure for uninsured loss on the Bateman claim in excess of the $40,000 retention payable on its insurance policy, which also applies to out-of-pocket expenses for attorney fees and defense costs incurred by Centennial Bank. In addition, any award in favor of the Batemans, either by settlement or trial, would probably be first offset against the deficiency on the guarantee liability payable by the Batemans to Centennial Bank.

         Employee Claim. On January 9, 1998, Centennial Bank received a letter from an attorney on behalf of a terminated employee. In that letter, the employee asserts claims against Centennial Bank and two employees for unjust enrichment and age discrimination. The indicated damage request with respect to Centennial Bank is a total of $1,600,000 consisting of $100,000 economic loss, $500,000 emotional distress and $1,000,000 punitive damages. The claim is under investigation. Centennial Bank has given notice of the claim to its insurer and retained legal counsel to defend the claim. No litigation has been filed. A mediation session has been scheduled for April 28, 1998, the outcome of which is not expected to have a material effect on the financial position of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         Centennial Bancorp held a special meeting of shareholders on October 29, 1997. At the meeting, a proposal to amend Bancorp's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock from 10 million to 50 million shares was approved. Out of 7,224,355 shares of Common Stock entitled to vote at the meeting, 5,825,412 shares of Common Stock were represented at the meeting, either in person by the holders of such shares or by proxy. Voting on the proposal was as follows:

                                 For              Against           Abstain
                                 ---              -------           -------

      Number of shares         5,467,969          306,226            51,217

                                     PART II
                                     -------

         The information called for by Items 5, 6, 7 and 8 of Part II is included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 1997, and is incorporated herein by reference as follows:

                                                           Centennial Bancorp
                                                             Annual Report
                                                            to Shareholders
                                                                Page No.
                                                            -----------------

ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON
                      EQUITY AND RELATED STOCKHOLDER
                      MATTERS                                      42
                  ----------------------------------

ITEM 6.           SELECTED FINANCIAL DATA                           4
                  ----------------------------------

ITEM 7.           MANAGEMENT'S DISCUSSION AND
                      ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS               30 - 41
                  -----------------------------------

ITEM 7A.          QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK           36 - 40
                  -----------------------------------

ITEM 8.           FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA                       6 - 29
                  -----------------------------------

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                      ACCOUNTANTS ON ACCOUNTING AND
                      FINANCIAL DISCLOSURE
                  -----------------------------------

                      None.

                                    PART III
                                    --------


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
                  --------------------------------------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998, and is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998, and is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998, and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 20, 1998, and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K
                  --------------------------------------------------------

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

         (1)      Financial Statements.

                  The financial statements required in this Annual Report are listed below and are included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 1997, and are incorporated herein by reference:


                                                                                 Annual
                                                                                Report to
                                                                              Shareholders
                                                                              Page Number
                                                                              -----------
                  Report of Independent Accountants                                5

                  Consolidated balance sheets at
                           December 31, 1997 and 1996                              6

                  For the three years ended December 31, 1997
                           Consolidated statements of income                       7
                           Consolidated statements of
                                    shareholders' equity                           8
                           Consolidated statements of cash flows                 9 - 10

                  Notes to consolidated financial statements                    11 - 29

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

                  10.14* Participation Agreement for use with Centennial Bank Deferred Compensation Plan

                  10.15* Form of Incentive Stock Option Agreement entered into between registrant and certain officers and employees pursuant to registrant's Restated 1995 Stock Incentive Plan

                  10.16* Form of Nonstatutory Stock Option Agreement entered into between registrant and its nonemployee directors pursuant to registrant's Restated 1995 Stock Incentive Plan

                  10.17* Employment Agreement dated July 29, 1997 between Thaddeus (Ted) Winnowski and Centennial Bank (filed as Exhibit 10.17 to registrant's Form 10-Q Report for the quarter ended September 30, 1997, and incorporated herein by reference)

                  10.18* First Amendment to Employment Agreement dated December 1, 1997, between Richard C. Williams and registrant

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

                  24.1 Power of Attorney dated March 4, 1998 appointing Thaddeus (Ted) R. Winnowski and Michael J. Nysingh, individually, attorneys-in-fact for Richard C. Williams

                  27.1      Financial Data Schedule

                  27.2      Restated Financial Data Schedule for
                            September 30, 1997

                  27.3      Restated Financial Data Schedule for
                            June 30, 1997

                  27.4      Restated Financial Data Schedule for
                            March 31, 1997

                  27.5      Restated Financial Data Schedule for
                            December 31, 1996

                  27.6      Restated Financial Data Schedule for
                            September 30, 1996

                  27.7      Restated Financial Data Schedule for
                            June 30, 1996

                  27.8      Restated Financial Data Schedule for
                            March 31, 1996

                  27.9      Restated Financial Data Schedule for
                            December 31, 1995

                  99.1 Safe Harbor for Forward-Looking Statements under Private Securities Litigation Reform Act of 1995:
                            Certain Cautionary Statements (filed as Exhibit 99.1 of registrant's Form 10-K Report for the year ended December 31, 1996, and incorporated herein by reference)

---------------

*    Management contract or compensatory plan or arrangement.

         Upon written request to Michael J. Nysingh, Chief Financial Officer, Centennial Bancorp, Post Office Box 1560, Eugene, Oregon, 97440, shareholders will be furnished a copy of any exhibit, upon payment of $.25 per page, which represents Centennial Bancorp's reasonable expenses in furnishing the exhibit requested.

     (b) Reports on Form 8-K. Centennial Bancorp did not file any reports on Form 8-K during the last quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTENNIAL BANCORP

DATED:        March  25 , 1998            By   Richard C.Williams*
                                          -------------------------
                                            Richard C. Williams,
                                              President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                           PRINCIPAL EXECUTIVE OFFICER AND
                                           DIRECTOR

DATED:        March  25 , 1998             By    Richard C. Williams*
                                           --------------------------
                                            Richard C. Williams, President,
                                            Chief Executive Officer and Director


                                           CHIEF FINANCIAL OFFICER

DATED:        March  25 , 1998             By /s/ Michael J. Nysingh
                                           -------------------------
                                             Michael J. Nysingh
                                             Chief Financial Officer

                                           DIRECTORS:


DATED:        March  27 , 1998              By  /s/ Dan Giustina
                                            ---------------------------
                                              Dan Giustina, Director

DATED:        March     , 1998              By
                    ----                    ---------------------------
                                              Cordy H. Jensen, Director

DATED:        March  25  , 1998             By /s/ Robert L. Newburn
                                            -----------------------------
                                              Robert L. Newburn, Director

DATED:        March  26 , 1998              By /s/ Brian B. Obie
                                            ------------------------------
                                              Brian B. Obie, Director

DATED:        March  25, 1998               By /s/ Ted Winnowski
                                            ------------------------------
                                               Ted Winnowski, Director


DATED:        March  25, 1998              *By /s/ Ted Winnowski
                                            -------------------------------
                                              Ted Winnowski, Attorney-in-fact
                                              for Richard C. Williams

                                  EXHIBIT INDEX
                                  -------------


Exhibit*
--------

10.18 First Amendment to Employment Agreement dated December 1, 1997 between Richard C. Williams and the registrant

11.1        Earnings per Share Computation

13.1 Portions of 1997 Annual Report to Shareholders, which are incorporated by reference in this Form 10-K

23.1        Consent of Coopers & Lybrand L.L.P., Independent Accountants

24.1        Power of Attorney dated March 4, 1998 appointing Thaddeus (Ted) R.
            Winnowski and Michael J. Nysingh, individually, attorneys-in-fact for Richard C. Williams

27.1        Financial Data Schedule

27.2        Restated Financial Data Schedule for September 30, 1997

27.3        Restated Financial Data Schedule for June 30, 1997

27.4        Restated Financial Data Schedule for March 31, 1997

27.5        Restated Financial Data Schedule for December 31, 1996

27.6        Restated Financial Data Schedule for September 30, 1996

27.7        Restated Financial Data Schedule for June 30, 1996

27.8        Restated Financial Data Schedule for March 31, 1996

27.9        Restated Financial Data Schedule for December 31, 1995
------------------------------------

* See Item 14(a)(3) of this Annual Report for a list of all exhibits, including those incorporated by reference.