Form 10-Q
period 1998-03-31
CENTENNIAL BANCORP
filed 1998-05-14
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1998
                               --------------

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


14,543,909 shares as of April 28, 1998.

                               CENTENNIAL BANCORP

                                    FORM 10-Q

                                 MARCH 31, 1998

                                      INDEX
                                      -----


Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of
     March 31, 1998 and December 31, 1997                 3

Condensed Consolidated Statements of Income for
     the three months ended March 31, 1998 and 1997       4

Condensed Consolidated Statements of Comprehensive
     Income for the three months ended March 31,
     1998 and 1997                                        5

Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31,
     1998 and 1997                                        5

Notes to Condensed Consolidated Financial Statements      6 - 9

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        10
          Material Changes in Financial Condition         10 - 11
          Material Changes in Results of Operations       11 - 13
          Market Risk                                     13
          Loan Loss Provision                             13 - 14
          Liquidity and Capital Resources                 14


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                 15

Signatures                                                16

                                               CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                     March 31,               December 31,
                                                                       1998                      1997
                                                                   -------------            -------------
                                                                    (Unaudited)

ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 31,633,136            $ 26,269,239
     Federal funds sold                                                9,000,000              23,800,000
                                                                    ------------            ------------
     Total cash and cash equivalents                                  40,633,136              50,069,239
Securities available-for-sale                                         75,963,780              83,904,253
Loans held for sale                                                   12,157,544               5,584,947
Loans receivable, net                                                349,226,508             331,691,399
Federal Home Loan Bank stock                                           4,801,100               4,711,100
Premises and equipment, net                                           10,587,488              10,486,892
Other assets                                                           6,649,944               6,125,581
                                                                    ------------            ------------
                                                                    $500,019,500            $492,573,411
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $105,224,089            $ 97,262,856
          Interest-bearing demand                                    168,507,038             173,583,239
          Savings                                                     14,564,644              13,751,676
          Time                                                       137,227,278             134,684,313
                                                                    ------------            ------------
               Total deposits                                        425,523,049             419,282,084
     Short-term borrowings                                             5,382,350               7,715,783
     Accrued interest and other liabilities                            4,731,940               3,765,386
     Long-term debt                                                   10,000,000              10,000,000
                                                                    ------------            ------------
               Total liabilities                                     445,637,339             440,763,253
Shareholders' equity:
     Preferred stock                                                          --                      --
     Common stock, 14,543,909 issued and outstanding
          (14,515,676 at December 31, 1997)                           29,101,854              29,031,352
     Retained earnings                                                24,633,957              22,082,696
     Accumulated other comprehensive income                              646,350                 696,110
                                                                    ------------            ------------
               Total shareholders' equity                             54,382,161              51,810,158
                                                                    ------------            ------------
                                                                    $500,019,500            $492,573,411
                                                                    ============            ============

See accompanying notes.

                                               CENTENNIAL BANCORP
                                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                      1998           1997
                                                                                  -----------     ----------
INTEREST INCOME
     Interest and fees on loans                                                  $10,015,258      $7,638,396
     Interest on investment securities                                             1,241,459       1,207,776
     Other interest income                                                            82,448          94,368
                                                                                  ----------      ----------
          Total interest income                                                   11,339,165       8,940,540
INTEREST EXPENSE
     Interest on deposits                                                          3,377,068       2,702,020
     Interest on short-term borrowings                                                87,538         200,793
     Interest on long-term debt                                                      122,604         151,254
                                                                                  ----------      ----------
          Total interest expense                                                   3,587,210       3,054,067
                                                                                  ----------      ----------
NET INTEREST INCOME                                                                7,751,955       5,886,473
     Loan loss provision                                                             300,000         800,000
                                                                                  ----------      ----------
          Net interest income after loan loss provision                            7,451,955       5,086,473
NONINTEREST INCOME
     Service charges                                                                 272,528         237,795
     Other                                                                           182,515         797,747
     Net gains on sales of loans                                                     305,738          99,576
     Net gains on sales of securities                                                145,312          29,309
                                                                                  ----------       ---------
          Total noninterest income                                                   906,093       1,164,427
NONINTEREST EXPENSES
     Salaries and employee benefits                                                3,010,687       2,089,031
     Premises and equipment                                                          590,831         491,171
     Legal and professional                                                          191,172         139,317
     Advertising                                                                     144,981         100,325
     Printing and stationery                                                         106,829          90,582
     Other                                                                           533,887         227,204
                                                                                  ----------      ----------
          Total noninterest expenses                                               4,578,387       3,137,630
                                                                                  ----------      ----------

Income before income taxes                                                         3,779,661       3,113,270
Provision for income taxes                                                         1,228,400       1,011,800
                                                                                  ----------      ----------

NET INCOME                                                                        $2,551,261      $2,101,470
                                                                                  ==========      ==========

Earnings per share of common stock:
     Basic                                                                        $      .18      $      .14
     Diluted                                                                      $      .17      $      .14

Weighted average shares outstanding:
     Basic                                                                        14,535,932      14,397,650
     Diluted                                                                      15,260,710      14,944,896


See accompanying notes.


                                                 CENTENNIAL BANCORP
                              CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                                    (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                       1998          1997
                                                                                  ------------  ------------

Net income                                                                        $ 2,551,261   $ 2,101,470
Unrealized gains/(losses) on securities available for sale:
     Unrealized gains (losses) arising during the period                            1,185,622      (796,931)
     Reclassification adjustment for (gains) included in
          statement of income                                                        (145,312)      (29,309)
                                                                                  -----------   -----------
                                                                                    1,040,310      (826,240)
     Income tax (expense)/benefit                                                    (393,960)      313,970
                                                                                  -----------   -----------
          Net unrealized gains/(losses) on securities available for sale              646,350      (512,270)

Comprehensive income                                                              $ 3,197,611   $ 1,589,200
                                                                                  ===========   ===========

                                                    CENTENNIAL BANCORP
                                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Unaudited)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                       1998          1997
                                                                                  ------------  ------------

Net cash provided by (used in) operating activities                               $(3,038,051)  $ 5,111,210

Cash flows from investing activities:
     Net increase in loans                                                        (17,835,109)  (20,603,291)
     Investment security purchases                                                   (496,719)           --
     Proceeds from investment securities:
          Maturities                                                                5,036,516       852,296
          Sales                                                                     3,475,715    11,020,078
     Purchases of premises and equipment                                             (556,489)     (296,905)
                                                                                  -----------   ------------
          Net cash used in investing activities                                   (10,376,086)   (9,027,822)

Cash flows from financing activities:
     Net increase in deposits                                                       6,240,965       249,033
     Net increase (decrease) in short-term borrowings                              (2,333,433)      864,903
     Proceeds from issuance of common stock                                            70,502       103,096
                                                                                  -----------   -----------
          Net cash provided by financing activities                                 3,978,034     1,217,032
                                                                                  -----------   -----------

Net decrease in cash and cash equivalents                                          (9,436,103)   (2,699,580)

Cash and cash equivalents at beginning of period                                   50,069,239    38,397,505
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $40,633,136   $35,697,925
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

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 1997 Annual Report to Shareholders.

     Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

     On January 1, 1998, Bancorp adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires reporting of comprehensive income in general purpose financial statements. Comprehensive income is defined as the change in equity during the period from transactions and other events and circumstances from nonowner sources, which for Bancorp consists of net income and unrealized gains or losses on securities available for sale, net of related income taxes.

2.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                       March 31,    December 31,
                                         1998           1997
                                     ------------   ------------
     Real estate -- mortgage         $ 90,091,220   $ 87,631,611
     Real estate -- construction      100,094,184     89,119,688
     Commercial                       152,045,832    147,052,433
     Installment                        6,225,743      6,602,690
     Lease financing                    3,172,553      3,648,728
     Other                              2,238,758      1,994,689
                                     ------------   ------------
                                      353,868,290    336,049,839
     Reserve for loan losses           (3,654,304)    (3,348,914)
     Less deferred loan fees             (987,478)    (1,009,526)
                                     ------------   ------------
                                     $349,226,508   $331,691,399
                                     ============   ============


     Loans held for sale of $12,157,544 and $5,584,947 at March 31, 1998 and December 31, 1997, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market value.

     Transactions in the reserve for loan losses were as follows for the three months ended March 31:

                                           1998          1997
                                       -----------    -----------
     Balance at beginning of period    $3,348,914     $2,599,653
     Provision charged to operations      300,000        800,000
     Recoveries                            10,390          1,323
     Loans charged off                     (5,000)       (30,351)
                                       ----------     ----------
     Balance at end of period          $3,654,304     $3,370,625
                                       ==========     ==========

     At March 31, 1998, Bancorp had five loans requiring a specific valuation allowance in accordance with SFAS No. 114, as amended by SFAS No. 118 (two loans at December 31, 1997). The specific valuation allowance was $150,000 on loans with remaining principal outstanding of $701,000 at

     March 31, 1998 ($150,000 and $718,000 at December 31, 1997). Each loan with a current outstanding principal balance of less than $100,000 is grouped into one homogenous pool when considering the valuation allowance. No specific valuation allowance was deemed necessary for loans in this group of smaller loans.

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 1998 and December 31, 1997 were approximately $857,000 and $873,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $1,553,000 at March 31, 1998, and approximately $402,000 at December 31, 1997. There were no loans on which the interest rates or payment schedules were modified from their original terms to accommodate a borrower's weakened financial position at March 31, 1998 or December 31, 1997.

3.   Earnings per Share of Common Stock
     ----------------------------------

     A reconcilement of the basic and diluted earnings per share computations is as follows:

                                          1998          1997
                                       ----------    ----------
     Net income available to common
       shareholders -- basic and
       diluted                         $2,551,261    $2,101,470
                                       ==========    ==========

     Reconciliation of Basic and Diluted Shares
     ------------------------------------------

     Weighted average shares
       outstanding - basic             14,535,932    14,397,650

     Incremental shares from
       stock options                      724,778       547,246
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           15,260,710    14,944,896
                                       ==========    ==========


     The weighted average number of common shares outstanding reflects the effect of stock splits and stock dividends.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in the following discussion, the word "expects" and other similar expressions are intended to identify forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Specific risks and uncertainties include, but are not limited to, general business and economic conditions, and other factors listed from time to time in Bancorp's SEC reports, including but not limited to, Exhibit 99.1 to Bancorp's Form 10-K for the year ended December 31, 1996, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Bancorp undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof.


OVERVIEW
--------

     Centennial Bancorp reported net income of $2.6 million, or $.18 per share, for the three months ended March 31, 1998. This represented a 21% increase in net income as compared to $2.1 million, or $.14 per share, for the three months ended March 31, 1997. The increased earnings reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income. At March 31, 1998, Bancorp recognized a 22% increase both in assets and in interest-earning assets as compared to March 31, 1997.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     The most material changes in Bancorp's financial condition for the three months ended March 31, 1998 were increases in loans and loans held for sale. Funds were provided for these increases primarily from a decrease in cash and cash equivalents and in maturities and sales of securities available-for-sale, from an increase in deposits and from net income.

     During the quarter ended March 31, 1998, Bancorp experienced an increase of $17.8 million in loans and an increase of $6.6 million in loans held for sale as compared to December 31, 1997. The increase in loans was primarily due to an increase in real estate construction lending, but was also due to an increase in commercial loan activity of the Bank. The increase in loans held for sale was due to an increase in real estate mortgage lending by Mortgage Co.

     Bancorp experienced a modest increase of $6.2 million in total deposits during the quarter ended March 31, 1998. In most prior years, Bancorp has experienced a modest increase or a decrease in deposits during all or part of the first quarter of the year, with deposit activity increasing significantly the remainder of each year. Management believes that Bancorp's modest deposit increase during the first quarter of 1998 is consistent with Bancorp's historical patterns.

     Because of the limited growth in deposits experienced during the quarter ended March 31, 1998 at the same time Bancorp experienced increases in loans and loans held for sale, Bancorp's Federal funds sold decreased at March 31, 1998 as compared to December 31, 1997. Federal funds sold is a component of cash and cash equivalents, and represents an overnight investment of temporary, excess funds.

     During the first quarter of 1998, $5.0 million of Bancorp's securities available-for-sale matured or were called for payment. In addition, management liquidated $3.5 million of securities available-for-sale to accommodate the increases in loans and loans held for sale. Due to the favorable bond market during the first quarter of 1998, sales of these securities generated profits of $145,000.

     All other changes experienced in asset and liability categories during the first quarter of 1998 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Total interest income increased $2.4 million during the three months ended March 31, 1998 as compared to the same period in 1997. This increase was primarily due to the increase in the amount of loans and loans held for sale during the first quarter of 1998 as compared to the first quarter of 1997.

     Total interest expense increased $533,000 for the three months ended March 31, 1998 as compared to the same period in 1997. This increase was primarily due to the increase in interest-bearing deposits held during the first quarter of 1998 as compared to the first quarter of 1997.

     The increase in interest earned, offset in part by the increase in interest expense, served to increase Bancorp's net interest income by $1.9 million (or 32%) over the first quarter of 1997.

     Noninterest income decreased $258,000 for the three months ended March 31, 1998 as compared to the 1997 period. This decrease is primarily attributable to receipt of a settlement payment during the first quarter of 1997 for a claim the Bank brought against former legal counsel.

     The magnitude of the decrease in noninterest income recognized during the three months ended March 31, 1998 was tempered by increases in gains on sales of residential mortgage loans and gains on sales of securities. The increase in gains on sales of residential mortgage loans was attributable to the moderate interest rate environment and the favorable economic climate experienced during the first quarter of 1998 as compared to the same period in 1997. This interest rate environment and economic climate generated a substantial increase in residential mortgage lending activity for Mortgage Co. and Bancorp.

     Noninterest expense increased $1.4 million for the three months ended March 31, 1998 as compared to the 1997 period. All categories of noninterest expense increased.

     Salaries and employee benefits increased $922,000 during the first quarter of 1998 as compared to the first quarter of 1997, which was primarily due to additions to the Bank's staff to manage the increase in assets and to operate the additional branch offices of the Bank that opened in the Portland area in 1997. The increase in salaries and employee benefits was also due to additions to Mortgage Co.'s staff to accommodate the additional mortgage lending activity experienced, and to the increased commissions paid to residential mortgage lending officers.

     The increase of $100,000 in premises and equipment in the first quarter of 1998 is the result of additional Portland-area branch offices of the Bank and Mortgage Co. opened during the last year.

     Bancorp experienced a $44,000 increase in advertising related expenses during the first quarter of 1998 due to additional media advertising.

     The increase in other noninterest expense was magnified due to the recapture of an accrued loss during the 1997 period, which was previously accrued and which management deemed to be no longer necessary.

MARKET RISK
-----------

     Market risk is the risk of loss from adverse changes in market prices and rates. Bancorp's market risk arises principally from interest rate risk in its lending, deposit and borrowing activities. Management actively monitors and manages its interest rate risk exposure. Although Bancorp manages other risks, as in credit quality and liquidity risk, in the normal course of business, management considers interest rate risk to be a significant market risk which could have the largest material effect on Bancorp's financial condition and results of operations. Other types of market risks, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of Bancorp's business activities.

     Bancorp did not experience a material change in market risk at March 31, 1998 as compared to December 31, 1997.

LOAN LOSS PROVISION
-------------------

     During the three months ended March 31, 1998, Bancorp charged an $300,000 loan loss provision to operations, as compared to $800,000 charged during the three months ended March 31, 1997. Recoveries, net of loans charged off, during the three months ended March 31, 1998 were $5,000, as compared to loans charged off, net of recoveries of $29,000 for the three months ended March 31, 1997.

     Bancorp's reserve for loan losses was $3.7 million at March 31, 1998 as compared to $3.3 million at December 31, 1997 and $3.4 million at March 31, 1997.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Bancorp's principal subsidiary, Centennial Bank, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of available-for-sale securities, the use of federal funds markets and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments (which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors) are not.

         Along with federal funds lines, the Bank maintains a cash management advance line of credit with the Federal Home Loan Bank in Seattle, Washington, which allows temporary borrowings for the Bank's liquidity needs.

     At March 31, 1998, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 11.9% and 12.7%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At March 31, 1998, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 11.0%. The FRB's current minimum leverage capital ratio guideline is 3%.

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


                              CENTENNIAL BANCORP



Dated:  May 11, 1998           /s/ Richard C. Williams
                              -----------------------------------
                              Richard C.Williams
                              President & Chief Executive Officer




Dated:  May 11, 1998           /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer