Form 10-Q
period 1998-06-30
CENTENNIAL BANCORP
filed 1998-08-14
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended June 30, 1998
                               -------------

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

15,291,316 shares as of July 31, 1998.

                               CENTENNIAL BANCORP

                                    FORM 10-Q

                                  JUNE 30, 1998

                                      INDEX
                                      -----


                                                                Page
PART I - FINANCIAL INFORMATION                                Reference
------------------------------                                ---------

Condensed Consolidated Balance Sheets as of                        3
     June 30, 1998 and December 31, 1997.

Condensed Consolidated Statements of Income for                    4
     the six months and the quarter ended
     June 30, 1998 and 1997.

Condensed Consolidated Statements of Cash Flows                    5
     for the six months ended June 30, 1998 and 1997.

Notes to Condensed Consolidated Financial Statements               6 - 10

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                                 11 - 12
          Material Changes in Financial Condition                  12
          Material Changes in Results of Operations                13
          Market Risk                                              14
          Loan Loss Provision                                      14
          Liquidity and Capital Resources                          14 - 15
          Effects of the Year 2000                                 15 - 16

PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote                           17
         of Security Holders.

Item 6 - Exhibits and Reports on Form 8-K.                         18

Signatures                                                         19

                               CENTENNIAL BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      June 30,               December 31,
                                                                       1998                     1997
                                                                   -------------            -------------
                                                                    (Unaudited)
ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 36,889,165            $ 26,269,239
     Federal funds sold                                               16,724,000              23,800,000
                                                                    ------------            ------------
          Total cash and cash equivalents                             53,613,165              50,069,239
Securities available-for-sale                                         70,753,144              83,904,253
Loans held for sale                                                    8,333,388               5,584,947
Loans receivable, net                                                368,331,472             331,691,399
Federal Home Loan Bank stock                                           4,893,800               4,711,100
Accrued interest receivable                                            3,838,875               3,618,596
Premises and equipment, net                                           11,280,374              10,486,892
Other assets                                                           3,077,518               2,506,985
                                                                    ------------            ------------
                                                                    $524,121,736            $492,573,411
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 96,842,101            $ 97,262,856
          Interest-bearing demand                                    188,374,345             173,583,239
          Savings                                                     19,510,665              13,751,676
          Time                                                       143,997,506             134,684,313
                                                                    ------------            ------------
               Total deposits                                        448,724,617             419,282,084
     Short-term borrowings                                             4,627,657               7,715,783
     Accrued interest and other liabilities                            3,601,742               3,765,386
     Long-term debt                                                   10,000,000              10,000,000
                                                                    ------------            ------------
               Total liabilities                                     466,954,016             440,763,253
Shareholders' equity:
     Preferred stock                                                          --                      --
     Common stock, 15,291,316 issued and outstanding
          (14,515,676 at December 31, 1997)                           29,148,795              29,031,352
     Retained earnings                                                27,446,685              22,082,696
     Unrealized gains on securities available-for-
          sale, net                                                      572,240                 696,110
                                                                    ------------            ------------
               Total shareholders' equity                             57,167,720              51,810,158
                                                                    ------------            ------------
                                                                    $524,121,736            $492,573,411
                                                                    ============            ============

See accompanying notes.

                               CENTENNIAL BANCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                --------------------------        --------------------------
                                                   1998             1997                1998           1997
                                                ----------      -----------       -----------     ----------
INTEREST INCOME
     Interest and fees on loans                $10,966,568      $8,165,583        $20,981,826    $15,803,979
     Interest on investment securities           1,199,677       1,172,384          2,441,136      2,380,160
     Other interest income                          65,468         247,188            147,916        341,556
                                               -----------      ----------        -----------    -----------
        Total interest income                   12,231,713       9,585,155         23,570,878     18,525,695
INTEREST EXPENSE
     Interest on deposits                        3,629,420       2,975,661          7,006,488      5,677,681
     Interest on short-term borrowings              93,208         145,112            180,746        345,905
     Interest on long-term debt                    117,522         153,080            240,126        304,334
                                                ----------      ----------        -----------    -----------
          Total interest expense                 3,840,150       3,273,853          7,427,360      6,327,920
                                                ----------      ----------        -----------    -----------
NET INTEREST INCOME                              8,391,563       6,311,302         16,143,518     12,197,775
     Loan loss provision                           300,000         150,000            600,000        950,000
                                                ----------      ----------        -----------    -----------
          Net interest income after
            loan loss provision                  8,091,563       6,161,302         15,543,518     11,247,775
NONINTEREST INCOME
     Service charges                               295,570         262,114            568,098        499,909
     Other                                         137,401         122,858            319,916        920,605
     Net gains on sales of loans                   425,153         267,771            730,891        367,347
     Net gains on sales of investment securities   262,004              --            407,316         29,309
                                                ----------      ----------        -----------    -----------
          Total noninterest income               1,120,128         652,743          2,026,221      1,817,170
NONINTEREST EXPENSE
     Salaries and employee benefits              3,374,468       2,238,587          6,385,155      4,327,618
     Premises and equipment                        690,704         483,209          1,281,535        974,380
     Legal and professional                        218,966         176,262            410,138        315,579
     Advertising                                   191,549         140,149            336,530        240,474
     Printing and stationery                       119,001          94,976            225,830        185,558
     Other                                         450,075         481,900            983,962        709,104
                                               -----------      ----------        -----------    -----------
          Total noninterest expense              5,044,763       3,615,083          9,623,150      6,752,713
                                               -----------      ----------        -----------    -----------

Income before income taxes                       4,166,928       3,198,962          7,946,589      6,312,232
Provision for income taxes                       1,354,200       1,039,700          2,582,600      2,051,500
                                                -----------      ----------        -----------    -----------

NET INCOME                                     $ 2,812,728      $2,159,262        $ 5,363,989    $ 4,260,732
                                               ===========      ==========        ===========    ===========

Earnings per common share:
     Basic                                     $       .18      $      .14        $       .35     $      .28
     Diluted                                   $       .17      $      .14        $       .33     $      .27

Weighted average common shares outstanding:
     Basic                                      15,282,141      15,141,373         15,272,488     15,129,519
     Diluted                                    16,030,505      15,776,903         16,027,144     15,734,756

See accompanying notes.


                                             CENTENNIAL BANCORP
                          CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                 (Unaudited)


                                                  Three Months Ended                   Six Months Ended
                                                        June 30,                            June 30,
                                              ---------------------------        --------------------------
                                                 1998             1997                1998           1997
                                              ----------      -----------        -----------     ----------

Net income                                   $ 2,812,728      $2,159,262         $ 5,363,989    $ 4,260,732
                                             -----------      ----------         -----------    -----------
Unrealized gains on securities
     available for sale:
     Unrealized gains arising
        during the period                        144,664       1,014,420           1,330,296        217,489
     Reclassification adjustment for (gains)
        included in statement of income         (262,004)             --            (407,316)       (29,309)
                                             -----------      ----------         -----------    -----------
                                                (117,340)      1,014,420             922,980        188,180
     Income tax (expense)/benefit                 43,230        (385,480)           (350,740)       (71,510)
                                              ----------      ----------         -----------   ------------
        Net unrealized gains/(losses) on
           securities available for sale         (74,110)        628,940             572,240        116,670
                                             -----------      ----------         -----------    -----------
Comprehensive income                         $ 2,738,618      $2,788,202         $ 5,936,229    $ 4,377,402
                                             ===========      ==========         ===========    ===========


                                             CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                       1998          1997
                                                                                  ------------  ------------
Net cash provided by operating activities                                         $ 2,549,841   $ 4,769,547
                                                                                  -----------   -----------
Cash flows from investing activities:
     Net increase in loans                                                        (37,240,073)  (17,306,133)
     Purchases of investment securities                                            (1,996,719)   (4,974,773)
     Proceeds from investment securities:
          Maturities                                                                9,428,809     1,889,786
          Sales                                                                     5,933,057    11,020,078
     Purchases of premises and equipment                                           (1,602,839)     (364,069)
                                                                                  -----------    ----------
          Net cash used in investing activities                                   (25,477,765)   (9,735,111)

Cash flows from financing activities:
     Net increase in deposits                                                      29,442,533    28,544,798
     Net decrease in short-term borrowings                                         (3,088,126)   (8,471,829)
     Proceeds from issuance of common stock                                           117,443       140,305
                                                                                  -----------   -----------
          Net cash provided by financing activities                                26,471,850    20,213,274
                                                                                  -----------   -----------
Net increase in cash and cash equivalents                                           3,543,926    15,247,710
Cash and cash equivalents at beginning of period                                   50,069,239    38,397,505
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $53,613,165   $53,645,215
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

     The balance sheet data as of December 31, 1997 was derived from audited financial statements, but does not include all disclosures contained in Bancorp's 1997 Annual Report to Shareholders.

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 1997 Annual Report to Shareholders.

     Certain amounts for 1997 have been reclassified to conform with the 1998 presentation.

2.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                        June 30,    December 31,
                                          1998          1997
                                     ------------   ------------
     Real estate -- mortgage         $ 89,090,971   $ 87,631,611
     Real estate -- construction      116,720,461     89,119,688
     Commercial                       156,154,087    147,052,433
     Installment                        6,155,223      6,602,690
     Lease financing                    2,667,325      3,648,728
     Other                              2,400,664      1,994,689
                                     ------------   ------------
                                      373,188,731    336,049,839
     Reserve for loan losses           (3,935,368)    (3,348,914)
     Less deferred loan fees             (921,891)    (1,009,526)
                                     ------------   ------------
                                     $368,331,472   $331,691,399
                                     ============   ============


     Loans held for sale of $8,333,388 and $5,584,947 at June 30, 1998 and December 31, 1997, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the reserve for loan losses were as follows for the six months ended June 30:

                                         1998           1997
                                     -----------     -----------
     Balance at beginning of period  $3,348,914      $2,599,653
     Provision charged to operations    600,000         950,000
     Recoveries                          28,271          13,199
     Loans charged off                  (41,817)       (443,149)
                                     ----------      ----------
     Balance at end of period        $3,935,368      $3,119,703
                                     ==========      ==========

     At June 30, 1998, Bancorp had eight loans requiring a specific valuation allowance in accordance with SFAS No. 114, as amended by SFAS No. 118 (two loans at December 31, 1997). The specific valuation allowance was $830,000 on loans with remaining principal outstanding of $5,276,000 at June 30, 1998 ($150,000 and $718,000, respectively, at December 31, 1997). Each loan with a current outstanding principal balance of less than $100,000 is grouped into one homogenous pool when considering the valuation allowance.

     No specific valuation allowance was deemed necessary for loans in this group of smaller loans. The increase in the specific valuation allowance at June 30, 1998 was primarily attributable to one borrower for which the specific valuation allowance was $241,000 on loans with remaining principal outstanding of $2,403,700.

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 1998 and December 31, 1997 were approximately $1,701,000 and $873,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $865,000 at June 30, 1998, and approximately $402,000 at December 31, 1997. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at June 30, 1998 or December 31, 1997.

3.   Earnings per Share of Common Stock
     ----------------------------------

     A reconcilement of the basic and diluted earnings per share computations is as follows:

                                          Three Months Ended
                                                June 30,
                                       ------------------------
                                          1998          1997
                                       ----------    ----------
     Net income available to common
       shareholders -- basic and
       diluted                         $2,812,728    $2,159,262
                                       ==========    ==========

     Reconciliation of Basic and Diluted Shares
     ------------------------------------------

     Weighted average shares
       outstanding - basic             15,282,141    15,141,373
     Incremental shares from
       stock options                      748,364       635,530
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           16,030,505    15,776,903
                                       ==========    ==========

                                           Six Months Ended
                                                June 30,
                                       ------------------------
                                          1998          1997
                                       ----------    ----------
     Net income available to common
       shareholders -- basic and
       diluted                         $5,363,989    $4,260,732
                                       ==========    ==========

     Reconciliation of Basic and Diluted Shares
     ------------------------------------------

     Weighted average shares
       outstanding - basic             15,272,488    15,129,519
     Incremental shares from
       stock options                      754,656       605,237
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           16,027,144    15,734,756
                                       ==========    ==========


     The weighted average number of common shares outstanding reflects the effect of stock splits and stock dividends, including an 11-for-10 stock split declared July 15, 1998.


4.   Equity
     ------

     Effective May 20, 1998, shareholders approved an amendment to Bancorp's Restated Articles of Incorporation to eliminate the par value of common stock. Additionally, shareholders also approved an amendment to Bancorp's Restated 1995 Stock Incentive Plan increasing the number of shares issuable under the Plan from 559,020 to 1,100,000.

5.   Financial Accounting Standards Board
     ------------------------------------

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

     In February 1998, FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefit
     - an amendment of FASB Statements No. 87, 88 and 106," which revises and standardizes employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for Bancorp in 1998. Management does not anticipate significant disclosure changes as a result of adoption of SFAS No. 132.

     In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for Bancorp in 2000. The impact on Bancorp's financial statements has not been determined.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     WHEN USED IN THE FOLLOWING DISCUSSION, THE WORD "EXPECTS," "BELIEVES," "ANTICIPATES" AND OTHER SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH FORWARD-LOOKING STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE PROJECTED. SPECIFIC RISKS AND UNCERTAINTIES INCLUDE, BUT ARE NOT LIMITED TO, GENERAL BUSINESS AND ECONOMIC CONDITIONS, AND OTHER FACTORS LISTED FROM TIME TO TIME IN BANCORP'S SEC REPORTS, INCLUDING BUT NOT LIMITED TO, EXHIBIT 99.1 TO BANCORP'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1996, WHICH IS INCORPORATED HEREIN BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP UNDERTAKES NO OBLIGATION TO PUBLISH REVISED FORWARD-LOOKING STATEMENTS TO REFLECT THE OCCURRENCE OF UNANTICIPATED EVENTS OR CIRCUMSTANCES AFTER THE DATE HEREOF.


OVERVIEW
--------

     Centennial Bancorp reported net income of $5.4 million, or $.35 per share (basic), for the six months ended June 30, 1998. This represented a 25.9% increase in net income and a 25.0% increase in earnings per share (basic), as compared to $4.3 million, or $.28 per share, for the six months ended June 30, 1997. Net income of $2.8 million, or $.18 per share, for the quarter ended June 30, 1998 similarly represented a 30.3% increase in net income and a 28.6% increase in earnings per share (basic), as compared to $2.2 million, or $.14 per share for the quarter ended June 30, 1997. The increased earnings during the six months and the quarter ended June 30, 1998 primarily reflects the expansion of Bancorp's interest-earning assets and increased net interest income. At June 30, 1998, Bancorp recognized a 21.6% increase in both total assets and interest-earning assets as compared to June 30, 1997.

     The net income recognized during the six months and the second quarter of 1998 increases Bancorp's shareholders' equity. The increases in shareholders' equity was offset in part by a modest decrease in the value of Bancorp's securities available-for-sale. This decrease in value resulted from the recognition of gains on sales of $5.9 million of Bancorp's securities available for sale.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the six months ended June 30, 1998 included an increase in total assets, primarily in loans and loans held for sale, which was offset in part by a decrease in securities available-for-sale. This increase was funded by an increase in total deposits, maturities and sales of securities available-for-sale, and earnings from operations, offset in part by a reduction in short-term borrowings.

         At June 30, 1998, total assets were $524.1 million, representing an increase of 6.4%, or $31.5 million, over total assets at December 31, 1997. The increase in total assets includes an increase in loans and loans held for sale of $40.0 million, primarily due to heightened real estate construction and commercial loan activity of the Bank and to an increase in real estate mortgage lending.

     Securities available-for-sale decreased $13.2 million (or 15.7%) at June 30, 1998 as compared to December 31, 1997. The decrease resulted from the maturity or early call for redemption of $9.4 million and the sale of $5.9 million of securities available-for-sale, offset in part by purchases of $2.0 million of securities available-for-sale. Securities available-for-sale were sold during the six months ended June 30, 1998 to fund strong loan demand during a period of slow deposit growth.

     Total deposits increased $29.4 million (or 7.0%) at June 30, 1998 as compared to December 31, 1997. The increase in total deposits was concentrated in the interest-bearing demand deposits, savings and time deposit categories, primarily occurring towards the end of the quarter ended June 30, 1998.

     Bancorp actively solicits demand and interest-bearing demand deposit accounts due to the lower costs associated with these deposit categories. Bancorp also solicits time deposits, when needed, to provide funds for expansion of the loan portfolio.

     Short-term borrowings decreased $3.1 million (or 40.0%) at June 30, 1998 as compared to December 31, 1997. This decrease resulted from decreased sales of securities under agreement to repurchase

     All other changes experienced in asset and liability categories during the first six months of 1997 were comparatively modest.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Total interest income increased $5.0 million (or 27.2%) for the six months and $2.7 million (or 27.6%) for the quarter ended June 30, 1998 as compared to the same periods in 1997. These increases were primarily due to increases in loans and loans held for sale during 1998 as compared to 1997 and fee income earned for origination of residential mortgage loans by Mortgage Co. during the 1998 periods. These increases were offset in part by modest decreases in other interest income for the six months and the quarter ended June 30, 1998 as compared to the same periods in 1997.

     Total interest expense increased $1.1 million (or 17.4%) for the six months and $566,000 (or 17.3%) for the quarter ended June 30, 1998 as compared to comparable 1997 periods. These increases were primarily due to increases in deposits held during 1998 as compared to 1997, which were offset in part by decreases in interest expense on short-term borrowings and long-term debt during the 1998 periods.

     The increases in interest earned, offset in part by the increases in interest paid, served to increase Bancorp's net interest income by $3.9 million (or 32.3%) for the six-month period, and $2.1 million (or 33.0%) for the second quarter of 1998, over the comparable periods in 1997.

     Noninterest income increased $209,000 (or 11.5%) for the six months and $467,000 (or 71.6%) for the quarter ended June 30, 1998 as compared to the comparable 1997 periods. The increases for the six-month period and the quarter were primarily attributable to gains recognized on the sale of loans and gains on sales of securities available-for-sale. These increases were offset in part by a decrease during the six months ended June 30, 1998 as compared to June 30, 1997 in other noninterest income, due to the nonrecurring settlement receipt for a claim against former legal counsel.

     Noninterest expense increased $2.9 million (or 42.5%) for the six months and $1.4 million (or 39.6%) for the quarter ended June 30, 1998 as compared to the comparable 1997 periods. These increases were primarily attributable to increases in salaries and employee benefits and premises and equipment expenses due to the operation of additional branch sites.

     The provision for income taxes increased for the six months and the quarter ended June 30, 1998, commensurate with Bancorp's increase in income before income taxes. Bancorp's effective tax rate remained at approximately 32.5%.

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

     Bancorp did not experience a material change in market risk at June 30, 1998 as compared to December 31, 1997.

LOAN LOSS PROVISION
-------------------

     During the six months ended June 30, 1998, Bancorp charged a $600,000 loan loss provision to operations, as compared to $950,000 charged during the six months ended June 30, 1997. Loans charged off, net of recoveries, during the six months ended June 30, 1998 were $13,500, as compared to net charge-offs of $429,950 for the 1997 six-month period.

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

     Along with federal funds lines, the Bank maintains a cash management advance with the Federal Home Loan Bank, Seattle, Washington, which allows temporary borrowings for liquidity. At June 30, 1998, Bancorp did not have any borrowings outstanding from the Federal Home Loan Bank of Seattle under the cash management advance line.

     At June 30, 1998, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 11.5% and 12.3%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At June 30, 1998, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 11.1%. The FRB's current minimum leverage capital ratio guideline is 3%.

     Bancorp's $10.0 million bank advance from the FHLB matures August 6, 1998. Currently, it is management's intent to repay the loan in full and not to incur additional or new debt. However, if customer loan demand continues to remain as robust as that demand experienced during the six months ended June 30, 1998, management may reconsider use of long-term borrowings to ensure liquidity.

EFFECTS OF THE YEAR 2000
------------------------

     The Year 2000 may pose unique challenges to all businesses due to the inability of some computers and computer software programs to accurately recognize, for years after 1999, dates which are often expressed as a two digit number. This inability to recognize date information accurately could potentially affect computer operations and calculations, or could cause computer systems to not operate at all.

     The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

     Bancorp is heavily reliant on computers for accounting for customer records and transactions, as well as operating performance. Recognizing the risks of the Year 2000 problem, management organized a task force in early 1997 to identify and address all issues related to the Year 2000. In addition, management organized and sponsored seminars for commuinity attendance in the Eugene and Portland-area markets to elevate public awareness of the potential Year 2000 problems.

     To date, Bancorp's Year 2000 task force has identified all computer hardware and software utilized, as well as mechanical systems which may be dependent upon computer components, and contacted vendors seeking their certification of Year 2000 compliance (Bancorp does not utilize any proprietary computer hardware or software). The task force has retained computer consultants to assist with testing of all computer hardware and software and testing has already begun. Initial testing of Bancorp's computer system used to account for customer accounts have been successful. Management estimates that computer hardware, software and connectivity to external processor testing will be completed during the third quarter of 1999.

    Management of Bancorp has also required that lending personnel ascertain borrowing clients' awareness and intent to timely comply with the Year 2000.

     At the present time, management has budgeted $100,000 for Year 2000 compliance expenses for the year 1998, of which $27,800 has been expended thus far. Management has not established a budget estimate for Year 2000 compliance expenses for the year 1999. Management believes that its efforts to comply with the Year 2000, and the effects of the Year 2000, will not have a material effect on operations. Although Bancorp believes the actions being taken at this time are suitable and appropriate to address the Year 2000 issue, there can be no assurance that such measures will be sufficient or that the Year 2000 effect will not have an adverse impact, at least temporarily, on operations. Specific factors which could affect Bancorp's ability to effect the transition into the 21st century include the ability to locate and correct all relevant systems, the ability of consultants to complete their testing on schedule, the compliance of third-party vendors and service providers upon whom Bancorp relies, and similar uncertainties.

                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     Centennial Bancorp held its annual meeting of shareholders on May 20, 1998. At the meeting, Dan Giustina, Cordy H. Jensen, Robert L. Newburn, Brian B. Obie, Ted Winnowski and Richard C. Williams were reelected to the Board of Directors for one-year terms. Voting on the election of directors was as follows:

                                Votes        Votes       Broker
                                 For       Withheld     Non-Votes
                             ----------    --------     ---------

     Dan Giustina            12,206,770     30,402         -0-
     Cordy H. Jensen         12,205,634     31,538         -0-
     Robert L. Newburn       12,206,687     30,485         -0-
     Brian B. Obie           12,202,586     34,586         -0-
     Ted Winnowski           12,208,620     28,552         -0-
     Richard C. Williams     12,206,937     30,235         -0-


     In addition to the election of the Board of Directors, shareholders also approved an amendment to Bancorp's Restated Articles of Incorporation to eliminate the par value of Bancorp's authorized capital stock. A reconcilement of the shares voted for the amendment is as follows:

     For                                         11,820,393
     Against                                        130,137
     Abstain                                        162,290
     Broker non-votes                               124,352

     At the meeting, shareholders also approved an amendment to Bancorp's Restated 1995 Stock Incentive Plan increasing the number of shares issuable under the Plan from 559,020 to 1,100,000. A reconcilement of the shares voted for the amendment to the Plan is as follows:

     For                                         11,534,163
     Against                                        567,719
     Abstain                                        135,290
     Broker non-votes                                   -0-

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits


         10.9 Amended and Restated 1995 Stock Incentive Plan, as amended on March 18, 1998.

         27     Financial Data Schedule


(b)      Reports on Form 8-K

         None

                            SIGNATURES
                            ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTENNIAL BANCORP



Dated:  August 13, 1998       /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  August 13, 1998        /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer