Form 10-Q
period 1998-09-30
CENTENNIAL BANCORP
filed 1998-11-13
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended September 30, 1998
                               ------------------

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

15,316,869 shares as of October 31, 1998.

                        CENTENNIAL BANCORP

                           FORM 10-Q

                       SEPTEMBER 30, 1998

                              INDEX
                              -----

                                                        Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed  Consolidated  Balance  Sheets as of            4
     September 30, 1998 and December 31, 1997.

Condensed Consolidated Statements of Income for           5
     the three months and nine months ended
     September 30, 1998 and 1997.

Condensed Consolidated Statements of Comprehensive        6
     Income for the three months and nine months
     ended September 30, 1998 and 1997.

Condensed Consolidated Statements of Cash Flows           6
     for the nine months ended
     September 30, 1998 and 1997.

Notes to Condensed Consolidated Financial Statements      7 - 11

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        12
          Material Changes in Financial Condition         13 - 14
          Material Changes in Results of Operations       14 - 15
          Market Risk                                     15
          Liquidity and Capital Resources                 16
          Effects of the Year 2000                        16 - 18

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K.                19

Signatures                                                20

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                   September 30,             December 31,
                                                                       1998                     1997
                                                                   -------------            -------------
ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 29,652,721            $ 26,269,239
     Interest-bearing deposits with banks                                100,000                      --
     Federal funds sold                                                9,095,000              23,800,000
                                                                    ------------            ------------
          Total cash and cash equivalents                             38,847,721              50,069,239
Securities available-for-sale                                         84,730,442              83,904,253
Loans held for sale                                                   11,867,675               5,584,947
Loans receivable, net                                                402,789,324             331,691,399
Federal Home Loan Bank stock                                           4,986,300               4,711,100
Accrued interest receivable                                            4,004,248               3,618,596
Premises and equipment, net                                           12,464,422              10,486,892
Other assets                                                           2,840,653               2,506,985
                                                                    ------------            ------------
                                                                    $562,530,785            $492,573,411
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $ 99,196,385            $ 97,262,856
          Interest-bearing demand                                    202,949,905             173,583,239
          Savings                                                     26,481,592              13,751,676
          Time                                                       153,483,777             134,684,313
                                                                    ------------            ------------
               Total deposits                                        482,111,659             419,282,084
     Short-term borrowings                                            16,173,446               7,715,783
     Accrued interest and other liabilities                            3,658,901               3,765,386
     Long-term debt                                                           --              10,000,000
                                                                    ------------            ------------
               Total liabilities                                     501,944,006             440,763,253
Shareholders' equity:
     Preferred stock                                                          --                      --
     Common stock, 15,316,869 issued and outstanding
          (14,515,676 at December 31, 1997)                           29,228,372              29,031,352
     Retained earnings                                                30,479,607              22,082,696
     Unrealized gains on securities available-for-
          sale, net                                                      878,800                 696,110
                                                                    ------------            ------------
               Total shareholders' equity                             60,586,779              51,810,158
                                                                    ------------            ------------
                                                                    $562,530,785            $492,573,411
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September
30,                                             ---------------------------       --------------------------
                                                   1998             1997                1998           1997
                                                ----------      -----------       -----------     ----------
INTEREST INCOME
     Interest and fees on loans                $11,494,731     $ 8,770,014        $32,476,557    $24,573,993
     Interest on investment securities           1,092,436       1,164,621          3,533,572      3,544,781
     Other interest income                         446,038         398,980            593,954        740,536
                                               -----------      ----------        -----------    -----------
        Total interest income                   13,033,205      10,333,615         36,604,083     28,859,310
INTEREST EXPENSE
     Interest on deposits                        4,104,959       3,362,955         11,111,447      9,040,636
     Interest on short-term borrowings             120,350          78,774            301,096        424,679
     Interest on long-term debt                     32,771         154,762            272,897        459,096
                                                ----------      ----------        -----------    -----------
          Total interest expense                 4,258,080       3,596,491         11,685,440      9,924,411
                                                ----------      ----------        -----------    -----------
NET INTEREST INCOME                              8,775,125       6,737,124         24,918,643     18,934,899
     Loan loss provision                           600,000         150,000          1,200,000      1,100,000
                                                ----------      ----------        -----------    -----------
          Net interest income after
            loan loss provision                  8,175,125       6,587,124         23,718,643     17,834,899
NONINTEREST INCOME
     Service charges                               310,149         266,565            878,247        766,474
     Other                                         155,032         156,287            474,948      1,076,892
     Net gains on sales of loans                   389,720         265,027          1,120,611        632,374
     Net gains on sales of investment securities   192,569           5,015            599,885         34,324
                                                ----------      ----------        -----------    -----------
          Total noninterest income               1,047,470         692,894          3,073,691      2,510,064
NONINTEREST EXPENSE
     Salaries and employee benefits              3,172,377       2,328,895          9,557,532      6,656,513
     Premises and equipment                        669,206         501,462          1,950,741      1,475,842
     Legal and professional                        229,355         216,916            639,493        532,495
     Advertising                                   165,223         135,996            501,753        376,470
     Printing and stationery                        94,567         118,684            320,397        304,242
     Other                                         361,845         367,418          1,345,807      1,076,522
                                               -----------      ----------        -----------    -----------
          Total noninterest expense              4,692,573       3,669,371         14,315,723     10,422,084
                                               -----------      ----------        -----------    -----------

Income before income taxes                       4,530,022       3,610,647         12,476,611      9,922,879
Provision for income taxes                       1,497,100       1,173,900          4,079,700      3,225,400
                                               -----------      ----------        -----------    -----------

NET INCOME                                     $ 3,032,922      $2,436,747        $ 8,396,911    $ 6,697,479
                                               ===========      ==========        ===========    ===========

Earnings per common share:
     Basic                                      $      .20      $      .16        $       .55     $      .44
     Diluted                                    $      .19      $      .15        $       .52     $      .43

Weighted average common shares outstanding:
     Basic                                      15,292,937      15,152,869         15,279,379     15,137,388
     Diluted                                    15,965,243      15,915,026         16,006,283     15,795,505

See accompanying notes.

                                         CENTENNIAL BANCORP
                      CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                             (Unaudited)

                                                  Three Months Ended                  Nine Months Ended
                                                     September 30,                       September
30,                                          ---------------------------         --------------------------
                                                 1998             1997                1998           1997
                                              ----------      -----------        -----------     ----------

Net income                                   $ 3,032,922      $2,436,747         $ 8,396,911    $ 6,697,479
                                             -----------      ----------         -----------    -----------
Unrealized gains on securities
     available-for-sale:
     Unrealized gains arising
        during the period                        686,999         693,475           2,017,295        910,964
     Reclassification adjustment for gains
        included in statement of income         (192,569)         (5,015)           (599,885)       (34,324)
                                             -----------      ----------         -----------    -----------
                                                 494,430         688,460           1,417,410        876,640
     Income tax expense                         (187,870)       (261,620)           (538,610)      (333,130)
                                              ----------      ----------         -----------   ------------
        Net unrealized gains on
           securities available for sale         305,560         426,840             878,800        543,510
                                             -----------      ----------         -----------    -----------
Comprehensive income                         $ 3,339,482      $2,863,587         $ 9,275,711    $ 7,240,989
                                             ===========      ==========         ===========    ===========

                                             CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                       1998          1997
                                                                                  ------------  ------------
Net cash provided by operating activities                                         $ 2,685,604   $ 5,424,653
                                                                                  -----------   -----------
Cash flows from investing activities:
     Net increase in loans                                                        (72,297,925)  (65,548,676)
     Purchases of investment securities                                           (31,984,219)  (14,974,773)
     Proceeds from investment securities:
          Maturities                                                               20,300,918     3,152,782
          Sales                                                                    11,754,232    11,020,078
     Purchases of premises and equipment                                           (3,164,386)   (1,596,092)
                                                                                  -----------    ----------
          Net cash used in investing activities                                   (75,391,380)  (67,946,681)

Cash flows from financing activities:
     Net increase in deposits                                                      62,829,575    61,982,959
     Net increase (decrease) in short-term borrowings                               8,457,663    (4,112,040)
     Payment of long-term debt                                                    (10,000,000)           --
     Proceeds from issuance of common stock                                           197,020       224,477
                                                                                  -----------   -----------
          Net cash provided by financing activities                                61,484,258    58,095,396
                                                                                  -----------   -----------
Net decrease in cash and cash equivalents                                         (11,221,518)   (4,426,632)
Cash and cash equivalents at beginning of period                                   50,069,239    38,397,505
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $38,847,721   $33,970,873
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

    In preparing the condensed consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheets and income and expenses for the periods presented. Actual results could differ from those estimates.

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

2.   Loans and Reserve for Loan Losses
     ---------------------------------

     The composition of the loan portfolio was as follows:

                                     September 30,  December 31,
                                          1998          1997
                                     ------------   ------------
     Real estate -- mortgage         $ 89,547,628   $ 87,631,611
     Real estate -- construction      142,345,048     89,119,688
     Commercial                       165,439,116    147,052,433
     Installment                        6,271,247      6,602,690
     Lease financing                    2,201,012      3,648,728
     Other                              2,107,644      1,994,689
                                     ------------   ------------
                                      407,911,695    336,049,839
     Reserve for loan losses           (4,154,237)    (3,348,914)
     Less deferred loan fees             (968,134)    (1,009,526)
                                     ------------   ------------
                                     $402,789,324   $331,691,399
                                     ============   ============


Loans held for sale of $11,867,675 and $5,584,947 at September 30, 1998 and December 31, 1997, respectively, represent real estate mortgage loans held for sale. These loans are recorded at cost which approximates market.

Transactions in the reserve for loan losses were as follows for the nine months ended September 30:

                                         1998           1997
                                     -----------     -----------
     Balance at beginning of period  $3,348,914      $2,599,653
     Provision charged to operations  1,200,000       1,100,000
     Recoveries                          32,237          37,352
     Loans charged off                 (426,914)       (557,533)
                                     ----------      ----------
     Balance at end of period        $4,154,237      $3,179,472
                                     ==========      ==========

At September 30, 1998, Bancorp had nine loans requiring a specific valuation allowance in accordance with SFAS No. 114, as amended by SFAS No. 118 (two loans at December 31, 1997). The specific valuation allowance was $482,000 on loans with remaining principal outstanding of $4,865,200 at September 30, 1998 ($150,000 and $718,000, respectively, at December 31, 1997). Each loan with a current outstanding principal balance of less than $100,000 is grouped into one homogenous pool when considering the valuation allowance.

The specific valuation allowance necessary for loans in this group of smaller loans was $1,900 at September 30, 1998 (none at December 31, 1997). The increase in the specific valuation allowance at September 30, 1998 was primarily attributable to one borrower for which the specific valuation allowance was $240,000 on nonaccrual loans with remaining principal outstanding of $2,400,500 (which loans are also included in the total of nonaccrual loans disclosed below).

It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 1998 and December 31, 1997 were approximately $3,690,000 and $873,000, respectively.

Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $571,000 at September 30, 1998, and approximately $402,000 at December 31, 1997. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at September 30, 1998 or December 31, 1997.

3.   Earnings per Share of Common Stock
     ----------------------------------

The basic and diluted earnings per share computations are reconciled as follows:

                                           Three Months Ended
                                             September 30,
                                       ------------------------
                                          1998          1997
                                       ----------    ----------
     Net income available to common
       shareholders -- basic and
       diluted                         $3,032,922    $2,436,747
                                       ==========    ==========

     Reconciliation of Basic and Diluted Shares
     ------------------------------------------

     Weighted average shares
       outstanding -- basic            15,292,937    15,152,869
     Incremental shares from
       stock options                      672,306       762,157
                                       ----------    ----------
     Weighted average shares
       outstanding -- diluted          15,965,243    15,915,026
                                       ==========    ==========
                                       -9-

                                           Nine Months Ended
                                              September 30,
                                       ------------------------
                                          1998          1997
                                       ----------    ----------
     Net income available to common
       shareholders -- basic and
       diluted                         $8,396,911    $6,697,479
                                       ==========    ==========

     Reconciliation of Basic and Diluted Shares
     ------------------------------------------

     Weighted average shares
       outstanding -- basic            15,279,379    15,137,388
     Incremental shares from
       stock options                      726,904       658,117
                                       ----------    ----------
     Weighted average shares
       outstanding -- diluted          16,006,283    15,795,505
                                       ==========    ==========


The weighted average number of common shares outstanding retroactively reflects the effect of stock splits and stock dividends.


4.   Shareholders' Equity
     --------------------

    Effective May 20, 1998, shareholders approved an amendment to Bancorp's Restated Articles of Incorporation to eliminate the par value of common stock. Additionally, shareholders also approved an amendment to Bancorp's Restated 1995 Stock Incentive Plan increasing the number of shares issuable under the Plan from 586,971 to 1,155,000 (as adjusted for a 21-for-20 stock split declared in July 1998).

5.   New Statements of Financial Accounting Standards
     ------------------------------------------------

    On January 1, 1998, Bancorp adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which requires reporting of comprehensive income in general purpose financial statements. Comprehensive income includes such items as foreign currency translation adjustments and unrealized gains and losses on securities available-for-sale that are currently being included as a component of shareholders' equity. At September 30, 1998 and 1997, Bancorp's comprehensive income consisted of net income and unrealized gains or losses on securities available-for-sale, net of related income taxes.

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements will be required. SFAS No. 131 becomes retroactively effective for financial statements for annual periods beginning after December 15, 1997 and it has not yet been determined whether Bancorp will be required to make any additional disclosure.

    In February 1998, SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88 and 106," was issued, which revises and standardizes employers' disclosures about pension and other postretirement benefit plans. SFAS No. 132 is effective for Bancorp in 1998. Management does not anticipate significant disclosure changes as a result of adoption of SFAS No. 132.

    In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and for hedging activities was issued. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative (that is, gains and losses) depends on the intended use of the derivative and the resulting designation. SFAS No. 133 is effective for Bancorp in 2000. The impact on Bancorp's financial statements has not been determined.

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


OVERVIEW
--------

         Centennial Bancorp reported net income of $8.4 million, or $.55 per share (basic), for the nine months ended September 30, 1998. This represented a 25.4% increase in net income and a 25.0% increase in earnings per share (basic), as compared to $6.7 million, or $.44 per share (basic), for the nine months ended September 30, 1997. Net income of $3.0 million, or $.20 per share (basic), for the quarter ended September 30, 1998 similarly represented a 24.5% increase in net income and a 25.0% increase in earnings per share, as compared to $2.4 million, or $.16 per share (basic) for the quarter ended September 30, 1997. The increased earnings during the nine months and the quarter ended September 30, 1998 primarily reflect the expansion of Bancorp's interest-earning assets and increased net interest income. At September 30, 1998, Bancorp recognized a 19.2% increase in total assets and a 21.0% increase in interest-earning assets as compared to September 30, 1997. At September 30, 1998, interest-earning assets represented 92.0% of total assets.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

         Material changes in Bancorp's financial condition for the nine months ended September 30, 1998 included an increase in total assets, primarily in loans and loans held for sale, which was offset in part by a decrease in federal funds sold. The increases in loans and loans held for sale were funded by increases in total deposits and short-term borrowings, and earnings from operations, and was offset in part by a reduction in long-term debt.

         At September 30, 1998, total assets were $562.5 million, representing an increase of 14.2%, or $70.0 million, over total assets at December 31, 1997. The increase in total assets includes an increase in loans and loans held for sale of $78.2 million, primarily due to heightened real estate construction and commercial loan activity of the Bank and to a modest increase in real estate mortgage lending. During the period from December 31, 1997 to September 30, 1998, Bancorp's construction lending increased, as a percentage of net loans receivable, from 27% to 35%. Construction lending is subject to substantial risks, such as construction delays, cost overruns, insufficient collateral and an inability to obtain permanent financing in a timely manner.

         Federal funds sold decreased $14.7 million (or 61.8%) at September 30, 1998 as compared to December 31, 1997. Federal funds sold represent excess funds which are sold overnight. The amount of federal funds sold can fluctuate significantly on a day-to-day basis due to Bancorp's cash flows.

         Total deposits increased $62.8 million (or 15.0%) at September 30, 1998 as compared to December 31, 1997. The increase in total deposits was concentrated in the interest-bearing demand deposit, savings and time deposit categories.

         Bancorp actively solicits demand and interest-bearing demand deposit accounts due to the lower costs associated with these deposit categories. Bancorp also solicits time deposits, when needed, to provide funds for expansion of the loan portfolio.

         Short-term borrowings increased $8.5 million (or 109.6%) at September 30, 1998 as compared to December 31, 1997. This increase resulted from increased sales of securities under agreement to repurchase.

         Long-term debt decreased $10.0 million at September 30, 1998 as compared to December 31, 1997 due to the maturity of the Bank's advances from the Federal Home Loan Bank of Seattle on August 6, 1998.

          All other changes experienced in asset and liability categories during the first nine months of 1998 were comparatively modest.

         Shareholders' equity increased $8.7 million during the nine months ended September 30, 1998, as compared to December 31, 1997, due to net income of $8.3 million, exercises of stock options of $200,000 and an increase of $200,000 in unrealized gains on securities available-for-sale.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

         Total interest income increased $7.7 million (or 26.8%) for the nine months and $2.7 million (or 26.1%) for the quarter ended September 30, 1998 as compared to the same periods in 1997. These increases were primarily due to increases in the volume of loans and loans held for sale during 1998 as compared to 1997 and fee income earned by Mortgage Co. for originating residential mortgage loans during the 1998 periods. These increases were offset in part by modest decreases in interest income on securities available-for-sale for the nine months and the quarter ended September 30, 1998 as compared to the same periods in 1997.

         Total interest expense increased $1.8 million (or 17.7%) for the nine months and $662,000 (or 18.4%) for the quarter ended September 30, 1998 as compared to comparable 1997 periods. These increases were primarily due to increases in the volume of deposits held during 1998 as compared to 1997, which were offset in part by a decrease in interest expense as a result of long-term debt maturing in 1998.

         The increases in interest earned, offset in part by the increases in interest paid, served to increase Bancorp's net interest income by $6.0 million (or 31.6%) for the nine-month period, and $2.0 million (or 30.3%) for the third quarter of 1998, over the comparable periods in 1997.

         During the nine months ended September 30, 1998, Bancorp charged a $1.2 million loan loss provision to operations, as compared to $1.1 million charged during the nine months ended September 30, 1997. Loans charged off, net of recoveries, during the nine months ended September 30, 1998 were $394,700, as compared to net charge-offs of $520,200 for the 1997 nine-month period.

         At September 30, 1998 and December 31, 1997, Bancorp's loan loss reserve was $4.2 million and $3.2 million, respectively.

Management believes that the reserve for loan losses is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Bancorp.

         Noninterest income increased $564,000 (or 22.5%) for the nine months and $355,000 (or 51.2%) for the quarter ended September 30, 1998 as compared to the comparable 1997 periods. The increases for the nine-month period and the quarter were primarily attributable to gains recognized on the sale of loans and gains on sales of investment securities available-for-sale. These increases were offset in part by a decrease during the nine months ended September 30, 1998 as compared to September 30, 1997 in other noninterest income, due to the 1997 settlement of a claim against former legal counsel.

         Noninterest expense increased $3.9 million (or 37.4%) for the nine months and $1.0 million (or 27.9%) for the quarter ended September 30, 1998 as compared to the comparable 1997 periods. All categories of noninterest expense increased during the nine months and the quarter ended September 30, 1998, except that printing and stationery expenses and other expenses decreased modestly during the quarter then ended.

         The provision for income taxes increased for the nine months and the quarter ended September 30, 1998, commensurate with Bancorp's increase in income before income taxes.

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

         Bancorp did not experience a material change in market risk at September 30, 1998 as compared to December 31, 1997.

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

         Along with federal funds lines, the Bank maintains a cash management advance with the Federal Home Loan Bank, Seattle, Washington, which allows temporary borrowings for liquidity. At September 30, 1998, Bancorp did not have any borrowings outstanding from the Federal Home Loan Bank of Seattle under the cash management advance line.

         At September 30, 1998, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 11.1% and 11.8%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

         At September 30, 1998, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 10.9%. The FRB's current minimum leverage capital ratio guideline is 3%.

EFFECTS OF THE YEAR 2000
------------------------

         The Year 2000 may pose unique challenges to all businesses due to the inability of some computers and computer software programs to accurately recognize, for years after 1999, dates which are often expressed as a two-digit number. This inability to recognize date information accurately could potentially affect computer operations and calculations, or could cause computer systems to not operate at all.

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

         Bancorp is heavily reliant on computers for accounting for customer records and transactions, as well as operating performance. Recognizing the risks of the Year 2000 problem, management organized a task force in early 1997 to identify and address the issues related to the Year 2000. In addition, management organized and sponsored seminars in the Eugene and Portland-area markets to elevate customer and public awareness of the potential Year 2000 problems.

         To date, Bancorp's Year 2000 task force has identified all internal computer hardware and software utilized by Bancorp, as well as mechanical systems which may be dependent upon computer components, and contacted vendors seeking their certification of Year 2000 compliance (Bancorp does not utilize any proprietary computer hardware or software). The task force has retained computer consultants to assist with testing of all computer hardware and software, and testing has begun. Initial testing of Bancorp's computer system used to account for customer accounts has been successful. Management estimates that computer hardware, software and connectivity to external processor testing will be completed during the third quarter of 1999.

         Management of Bancorp has also required that lending personnel ascertain borrowing clients' awareness and intent to timely comply with Year 2000 requirements. In addition, management has interviewed selected significant deposit customers to determine their Year 2000 compliance efforts and anticipated cash requirements due to the Year 2000 because of the potential effects on Bancorp's cash needs and liquidity. Finally, management has begun gathering information to develop contingency plans in the event that utilities or other business activities are interrupted due to the effects of the Year 2000.

         At the present time, management has budgeted $100,000 for Year 2000 compliance expenses for the year 1998, of which $58,000 had been expended through September 30, 1998. Management has not established a budget estimate for Year 2000 compliance expenses for the year 1999 but will do so during the fourth quarter of 1998 in conjunction with the regular budgeting process.

Management believes that its efforts to comply with the Year 2000, and the effects of the Year 2000, will not have a material effect on operations. Although Bancorp believes the actions being taken at this time are suitable and appropriate to address the Year 2000 issue, there can be no assurance that such measures will be sufficient or that Year 2000 issues will not have an adverse impact, at least temporarily, on operations. Specific factors which could affect Bancorp's ability to effect the transition into the 21st century include the ability to locate and correct all relevant systems, the ability of consultants to complete their testing on schedule, the compliance of third-party vendors and service providers upon whom Bancorp relies, and similar uncertainties.

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.
------------------------------------------

(a)  Exhibits

     3.1 Registrant's Restated Articles of Incorporation, including all amendments

     27    Financial Data Schedule


(b)  Reports on Form 8-K

     None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           CENTENNIAL BANCORP



Dated:  November 12, 1998                  /s/ Richard C. Williams
                                           -----------------------------------
                                           Richard C. Williams
                                           President & Chief Executive Officer




Dated:  November 12, 1998                  /s/ Michael J. Nysingh
                                           -----------------------------------
                                           Michael J. Nysingh
                                           Chief Financial Officer