Form 10-K
period 1998-12-31
CENTENNIAL BANCORP
filed 1999-04-01
CIK 702430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the fiscal year ended:    December 31, 1998
                                                         or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                   For the transition period from  ________ to __________

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

          Securities registered under Section12(g) of the Exchange Act:

                         Common Stock, without par value
                                (Title of class)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          Yes  /X/    No / /

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $196,499,637 aggregate market value as of March 9, 1999, based on the price at which the stock was sold.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 16,937,600 shares of Common Stock on March 9, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part I and Part II incorporate information by reference from the issuer's Annual Report to Shareholders for the fiscal year ended December 31, 1998. Part III is incorporated by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on May 19, 1999.


                                                          CENTENNIAL BANCORP
                                                               FORM 10-K
                                                             ANNUAL REPORT
                                                           TABLE OF CONTENTS

PART I                                                                                                     PAGE
------                                                                                                     ----
                  (Portions of Item 1 are incorporated by reference from Centennial
                   Bancorp's Annual Report to Shareholders)

Item 1.           DESCRIPTION OF BUSINESS                                                                    4
                  -----------------------
Item 2.           DESCRIPTION OF PROPERTIES                                                                 38
                  -------------------------
Item 3.           LEGAL PROCEEDINGS                                                                         40
                  -----------------
Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  ----------------------------------
                      SECURITY HOLDERS                                                                      40
                      ----------------

PART II

                  (Items 5 through 9 are incorporated by reference from Centennial Bancorp's Annual Report to Shareholders)

Item 5.           MARKET FOR THE REGISTRANT'S COMMON STOCK
                  ----------------------------------------
                       AND RELATED SHAREHOLDER MATTERS                                                      41
                       -------------------------------
Item 6.           SELECTED FINANCIAL DATA                                                                   41
                  -----------------------
Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        41
                       ---------------------------------------------
Item 7A.          QUANTITATIVE AND QUALITATIVE
                  ----------------------------
                       DISCLOSURES ABOUT MARKET RISK                                                        41
                       -----------------------------
Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               41
                  -------------------------------------------
Item 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ---------------------------------
                       ACCOUNTANTS ON ACCOUNTING AND
                       -----------------------------
                       FINANCIAL DISCLOSURE                                                                 41
                       --------------------

PART III
--------

                  (Items 10 through 13 are incorporated by reference from Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 19, 1999)

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF BANCORP                                               42
                  -------------------------------------------
Item 11.          EXECUTIVE COMPENSATION                                                                    42
                  ----------------------
Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  ----------------------------------------
                       OWNERS AND MANAGEMENT                                                                42
                       ---------------------
Item 13.          CERTAIN RELATIONSHIPS AND RELATED
                  ---------------------------------
                       TRANSACTIONS                                                                         42
                       ------------



PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  ----------------------------------------
                  AND REPORTS ON FORM 8-K                                                                   43
                  -----------------------

SIGNATURES                                                                                                  47
----------

                                     PART I

                  THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS ANNUAL REPORT, THE WORDS "ANTICIPATE," "BELIEVE" AND "EXPECT," AND WORDS OR PHRASES OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE: (1) POTENTIAL DELAYS OR OTHER PROBLEMS IN IMPLEMENTING BANCORP'S GROWTH AND EXPANSION STRATEGY; (2) THE ABILITY TO ATTRACT NEW DEPOSITS AND LOANS; (3) INTEREST RATE FLUCTUATIONS; (4) COMPETITIVE FACTORS AND PRICING PRESSURES; (5) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY; (6) CHANGES IN LEGAL AND REGULATORY REQUIREMENTS; (7) CHANGES IN TECHNOLOGY; AND (8) YEAR 2000 PROBLEMS, AS WELL AS OTHER FACTORS DESCRIBED IN THIS AND OTHER BANCORP REPORTS AND STATEMENTS, INCLUDING, BUT NOT LIMITED TO,
EXHIBIT 99.1, FILED AS PART OF THIS ANNUAL REPORT. SHOULD ONE OR MORE OF THE FOREGOING RISKS MATERIALIZE, OR SHOULD BANCORP'S UNDERLYING ASSUMPTIONS PROVE INCORRECT, ACTUAL RESULTS OR OUTCOMES MAY VARY MATERIALLY FROM THOSE DESCRIBED IN THE FORWARD-LOOKING STATEMENTS. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

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

         All share and per-share information has been restated to give retroactive effect to a 100% common stock split declared in January 1998, a 5% common stock split declared in July 1998, a 10% common stock split declared in January 1999, and for various stock splits and stock dividends declared in prior years.


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

         At December 31, 1998, based on total assets, Centennial Bank was the 10th largest bank of the 53 commercial banks maintaining offices in Oregon. At that date, Centennial Bank had 14 branches: three in Eugene; one in adjacent Springfield; two full-service and five limited-service branches in Portland, Oregon; one each in Tigard and Beaverton, suburbs of Portland; and a branch in Cottage Grove. Eugene and Springfield are at the southern end of the Willamette Valley on Interstate 5, with Cottage Grove located approximately 20 miles further south. Centennial Bank opened the Tigard office in 1994, acquired the Cottage Grove office in 1994, and opened the Lloyd District office in Portland in January 1997. The Tanasbourne Office in Beaverton opened in December 1997 in temporary facilities and in September 1998 moved to its permanent location. The Airport Road Office in Portland opened in August 1998.

         In January 1999, Centennial Bank opened its fourth full- service branch in the Eugene area, the Oakway Center Office.

         In July 1997, Centennial Bank opened four limited-service branches in the Portland metropolitan area. These limited-service branches were formerly operated by Wells Fargo in retirement centers. Another limited-service retirement center branch, formerly operated by Key Bank, opened in January 1998. Centennial Bank offers a full array of deposit services and safety deposit boxes during reduced hours to residents of the retirement centers.

         As a result of an agreement announced in August 1998, by year end Centennial Bank also had placed 18 automated teller machines (ATMs) in Bi-Mart stores located in Oregon and Washington. The ATMs give Centennial customers increased access to automated banking in the Bank's growing market area.

         In December 1998, Centennial Bank announced an agreement to purchase Northwest National Bank's Hazel Dell branch located in Vancouver, Washington. Centennial Bank has received regulatory approval for the transaction which is expected to close in the Spring of 1999.

         Also in December 1998, Centennial Bank announced plans to open a new full-service branch in Salem, Oregon and has leased a site in the downtown Salem area.

          Centennial Bank provides personalized, quality financial services to its customers and believes this dedication to service has enabled it to maintain a stable and relatively low-cost retail deposit base, while generating a substantial volume of loans. Total deposits increased from $419 million at December 31, 1997 to $484 million at December 31, 1998. Net loans and loans held for sale increased from $337 million at December 31, 1997 to $428 million at December 31, 1998.

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


         CENTENNIAL MORTGAGE

         Centennial Mortgage began operations in 1987, originating conventional and federally insured residential mortgage loans for sale in the secondary market. Centennial Bank regularly provides interim financing, generally for 30 to 60 days, for loans originated by Centennial Mortgage. Centennial Mortgage originated $213.2 million, $111.6 million and $67.2 million of mortgages in 1998, 1997 and 1996, respectively. Mortgage loans generally are sold without recourse. Prior to 1996, mortgage loans were generally sold with no servicing rights retained. However, during 1996, Centennial Bank obtained Federal National

Mortgage Association and Federal Home Loan Mortgage Corporation approval to service federally insured mortgage loans and began retaining servicing rights for mortgage loans originated by Centennial Mortgage. During the third quarter of 1997, management questioned the feasibility of in-house servicing of mortgage loans and subsequently decided to contract with a third-party to perform the servicing function for the loans in the servicing portfolio. Centennial Mortage then again began selling mortgage loans with servicing rights released. Under certain circumstances, Centennial Mortgage may be obligated to repurchase loans sold in the secondary market.

         Centennial Mortgage has two offices in Eugene, Oregon, and three offices in the Portland, Oregon area. Its first Portland area office opened in Lake Oswego in 1993. That office relocated to the Centennial Bank building in Tigard, Oregon in 1995 but returned to Lake Oswego in April 1998 to accommodate the space needs of Centennial Bank at the Tigard location. In December 1997, Centennial Mortgage opened an office in the Sunnyside Road area of southeast Portland in a leased facility. The Tanasbourne office opened in November 1998 and shares space with Centennial Bank in a new facility at the Tanasbourne Town Center in Beaverton, Oregon. The second Eugene office opened in January 1999 and shares leased space with the Oakway Center Office of Centennial Bank.

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

         HARDING FLETCHER

         In 1993, Bancorp formed a subsidiary to acquire certain assets of Harding Fletcher, a commercial mortgage banker. Harding Fletcher arranged commercial real estate loans, which were funded by insurance companies and other institutional investors. In 1995, Bancorp sold substantially all of the assets of Harding Fletcher for $741,000. During 1997, Bancorp accepted a negotiated payoff of the receivable balance.

BANCORP CONSOLIDATED STATISTICAL INFORMATION

         Bancorp incorporates by reference the following financial and statistical information from its Annual Report to Shareholders for the year ended December 31, 1998:

                                                            Centennial Bancorp
                                                               Annual Report
                                                              to Shareholders
                                                                  Page No.
                                                            -------------------

Investment securities                                                14
Loans and allowance for loan losses                                  15
Deposits                                                             16

NET INTEREST INCOME

         For most financial institutions, including Bancorp, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in "volume," "spread" and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During 1998, 1997 and 1996, Bancorp's average interest-earning assets were $483 million, $399 million and $323 million, respectively. During these same years, Bancorp's net interest margin was 7.22%, 6.92% and 6.70%, respectively.

         AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

         The following table sets forth for 1998, 1997 and 1996 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Bancorp.


 Year ended December 31,                        1998                              1997                            1996
                                ---------------------------------    -------------------------------  ------------------------------
                                             Interest    Average                Interest   Average              Interest    Average
                                  Average    income or  yield or    Average     income or  yield or   Average    income or  yield or
                                 balance(1)    expense    rates     balance(1)   expense    rates     balance(1)  expense     rates
                                ----------   ---------  --------    ----------  ---------- --------  ---------- ---------- ---------
ASSETS:                                                                      (Dollars in thousands)
Interest-bearing deposits
 with banks                          264   $      14      5.30%      $  6,924    $    376     5.43%    $ 10,872       579     5.33%
Investment securities --
 taxable                          48,554       3,096      6.38         41,933       2,791     6.66       48,088     3,220     6.70
Investment securities --
 tax-exempt (2)                   33,508       2,574      7.68         39,097       3,083     7.89       34,877     2,786     7.99
Federal funds sold                13,253         691      5.21         10,925         573     5.24        2,265       122     5.39
Loans and loans held for
 sale (3)                        387,914      44,348     11.43        299,976      34,329    11.44      226,965    26,299    11.59
                                 -------     -------                ---------     -------             ---------   -------
  Total interest-earning
  assets/interest income         483,493      50,723     10.49        398,855      41,152    10.32      323,067    33,006    10.22
Allowance for loan losses         (3,882)                              (3,123)                           (2,237)
Cash and due from banks           28,351                               27,552                            20,274
Premises and equipment, net       11,407                                9,790                             9,339
Other assets                       5,848                                6,112                             7,201
                                --------                             --------                          --------
  Total assets                  $525,217                             $439,186                          $357,644
                                ========                             ========                          ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY:
Savings and interest-bearing
 demand                          211,896       6,889      3.25       $166,800       5,156  3.09        $128,611     4,440     3.45
Time deposits                    145,387       8,185      5.63        129,756       7,299  5.63         100,549     5,208     5.18
Short-term borrowings             10,016         489      4.88          9,688         539  5.56          11,399       833     7.31
Long-term debt                     5,945         273      4.59         10,000         572  5.72          16,443       887     5.39
                                --------    --------                 --------     -------              --------    ------
  Total interest-bearing
     liabilities/
     interest expense            373,244      15,836      4.24        316,244      13,566  4.29         257,002    11,368     4.42
Demand deposits                   90,166                               75,005                            66,525
Other liabilities                  5,095                                2,001                             2,617
                                                                     --------                           --------
  Total liabilities              468,505                              393,250                           326,144
Shareholders' equity              56,712                               45,936                            31,500
                                --------                             --------    --------              --------  --------
  Total liabilities and
  shareholders' equity          $525,217                             $439,186                          $357,644
                                ========                             ========                          ========
Net interest income                          $34,887                              $27,586                         $21,638
                                             =======                              =======                         =======

Net interest spread (2)                                   6.25%                               6.03%                           5.80%
                                                          =====                               =====                           =====
Net interest margin (2)                                   7.22%                               6.92%                           6.70%
Net interest income to
   average shareholders'
   equity                          61.52%                                           60.05%                          68.69%
Average interest-earning
  assets to average
  interest-bearing liabilities       130%                                 126%                              126%

-----------------------------
(1) Average balances are based on daily averages and include nonaccrual loans.
(2) Interest income and average yield on tax-exempt securities, net interest spread and net interest margin have been computed on a 34% tax-equivalent basis.
(3) Nonaccrual loans ($2,151,200, $1,032,600, and $994,600 in 1998, 1997 and 1996, respectively) have been included in the computation of average loans and loans held for sale. Loan fees recognized, included in interest income, totaled $6,855,866, $4,769,700 and $3,745,900 in 1998, 1997 and 1996, respectively.


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

                                                          1998 vs. 1997                              1997 vs. 1996
                                                            Change in                                   Change in
                                                     net interest income due to                 net interest income due to
                                                   -------------------------------           --------------------------------
                                                   Volume        Rate       Total            Volume       Rate        Total
                                                   ------        ----       -----            ------       ----        -----
                                                                               (In thousands)
Interest income:
         Balances due from banks                  $ (357)      $   (5)    $ (362)          $ (212)   $      9       $ (203)
         Investment securities -- taxable            431         (126)       305             (411)        (18)        (429)
         Investment securities -- tax-exempt        (435)         (74)      (509)             335         (38)         297
         Federal funds sold                          122           (4)       118              460          (9)         451
         Loans                                    10,059          (40)    10,019            8,408        (378)       8,030
                                                  ------        -----     ------           ------       ------       ------
              Total interest income                9,820         (249)     9,571            8,580        (434)       8,146
                                                  ------        -----     -------          ------       ------       ------

Interest expense:
         Deposits:
              Savings and interest-bearing
                demand                             1,430          303      1,733            1,249        (533)         716
              Time880                                  5          885      1,578              513       2,091
         Short-term borrowings                        17          (67)       (50)            (110)       (184)        (294)
         Long-term debt                             (209)         (90)      (299)            (358)         43         (315)
                                                   ------       ------     ------           ------     ------       ------
              Total interest expense               2,118          151      2,269            2,359        (161)       2,198
                                                   ------       ------     ------           ------      -----
Net interest income                               $7,702       $ (400)    $7,302           $6,221      $ (273)      $5,948
                                                  =======       ======    ======           ======      =======      ======


MARKET AREAS

         Centennial Bank's primary market area, with four well-established branches, is the Eugene/Springfield area at the southern end of Oregon's Willamette Valley. The populations of Eugene and Springfield total approximately 185,000. The area's economy depends primarily upon U.S., state and local governments, educational institutions, forest products, general manufacturing (especially small manufacturing and high-technology industries), health care and tourism. The U.S. government is the area's largest employer, closely followed by PeaceHealth Corporation and the University of Oregon.

         With four full-service and five limited-service offices opened since 1994, the Portland metropolitan area is an increasingly important secondary market for Centennial Bank. The Portland metropolitan area has a diverse economy and a population of approximately 1.25 million. The Portland area continues to provide Centennial Bank with excellent growth opportunity and also allows dilution of loan portfolio risk due to the economic diversity of the metropolitan area.

         Centennial Bank also has a branch office in Cottage Grove, Oregon, located approximately 20 miles south of Eugene and Springfield. The population of Cottage Grove totals approximately 8,000. Its economy depends primarily upon forest products, general manufacturing, agriculture and tourism.

LENDING ACTIVITIES

         GENERAL

         Bancorp provides a broad range of commercial and real estate lending services. Currently, the primary focus of Bancorp's lending activities is to provide commercial loans to small- to medium-sized businesses with annual revenues up to $50 million, and to professionals. Most of Bancorp's loans are made to customers in the trade areas served by branch offices.

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

         LOAN PORTFOLIO COMPOSITION

         The following table sets forth information with respect to the composition of Bancorp's loan portfolio (loans and loans held for sale) by type of loan at December 31 for each of the last five years:

                                                                     December 31,
                                  --------------------------------------------------------------------------------
                                     1998             1997              1996             1995              1994
                                  ----------       ----------         ---------       ----------        ----------
                                                              (Dollars in thousands)

Commercial and other                $167,092        $149,047          $119,450         $ 78,564          $ 66,845
Real estate -- construction          151,164          89,120            66,244           44,003            29,337
Real estate -- mortgage              105,731          93,216            73,665           59,204            56,792
Installment                            7,073           6,603             6,425            5,929             6,951
Lease financing                        1,897           3,649             3,775            4,001             2,686
                                   ---------       ---------         ---------        ---------          --------
     Total loans and
     loans held for sale             432,957         341,635           269,559          191,701           162,611
Less deferred loan fees                (943)          (1,010)             (929)            (611)             (600)
Less allowance for loan
     losses                          (4,451)          (3,349)           (2,600)          (1,928)           (1,700)
                                     -------       ---------         ---------        ---------          ---------
Loans receivable, net               $427,563        $337,276          $266,030         $189,162          $160,311
                                    ========        ========          ========         ========          ========

         The following table presents the aggregate maturities of loans in each major category of Bancorp's loan portfolio at December 31, 1998. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

                                                                                       Total
                                   Due within     Due after one but     Due after     loans by
        Loan category                one year     within five years     five years    category
        -------------                --------     -----------------     ----------   ----------
                                                                                   (Dollars in
                                                                                    thousands)

 Commercial                          $122,586              $29,985        $11,384     $163,955
 Real estate -- construction          142,761                6,047          2,356      151,164
 Real estate --mortgage                41,122               14,496         39,074       94,692
 Installment                            5,623                1,411             39        7,073
 Loans held for sale                       --                   --         11,039       11,039
 Lease financing                          388                1,509             --        1,897
 Other                                    427                2,710             --        3,137
 Less deferred loan fees                (682)                (122)          (139)        (943)
                                        -----                -----          -----     --------
 Total loans by maturity             $312,225              $56,036        $63,753     $432,014
                                     ========              =======        =======     ========

         Of Bancorp's $119.8 million of loans that mature after one year, a total of $112.1 million (93.6%) are fixed-rate loans, and a total of $7.7 million (6.4%) are variable-rate loans.

         At December 31, 1998, $138 million of Bancorp's loans (approximately 32% of its loan portfolio) had fixed interest rates and $294 million (approximately 68%) had variable interest rates.

         COMMERCIAL LOANS

         Commercial loans that are not secured by real estate represent the largest category of Bancorp's loans. Bancorp's areas of emphasis include, but are not limited to, loans to small- to medium-sized businesses and to professionals. Bancorp provides a wide range of commercial business loans, including lines of credit for working capital and term loans for the acquisition of equipment and other purposes. Collateral generally includes equipment, accounts receivable and inventory. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis.

         At December 31, 1998, approximately 71% of Bancorp's commercial loans had floating or adjustable interest rates; the remaining 29% had fixed interest rates. Operating lines of credit are payable on demand and subject to annual renewal. Term loan maturities generally range from one to five years. Commercial loans outstanding at December 31, 1998 were $163.9 million, compared to $147.1 million at December 31, 1997 and $116.8 million at December 31, 1996. Management believes the increases in 1998 and 1997 were primarily the result of Centennial Bank's business development program, the favorable Oregon economy and the expansion of business through additional branch offices. Non-accrual loans in this category totaled $776,000 at December 31, 1998 ($858,000 at December 31,
1997); there were no restructured loans at December 31, 1998 or 1997.

         REAL ESTATE CONSTRUCTION LOANS

         Construction loans represent Bancorp's second largest category of loans. Bancorp makes construction loans to individuals and contractors to construct single-family primary residences or second homes and, to a much lesser extent, small multi-family residential projects. The construction loans represent custom homes, pre-sold homes and homes that are not pre-sold. These loans generally have maturities of six to nine months. Interest rates are typically adjustable, although fixed-rate loans are also made under appropriate conditions. Centennial Bank provides funding for all the construction loans originated by Centennial Mortgage, and Centennial Mortgage provides monitoring and reporting services on all construction loans made by Centennial Bank.

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

         At December 31, 1998, real estate construction loans had increased to $151.2 million from $89.1 million at December 31, 1997 and $66.2 million at December 31, 1996. The increases were primarily attributable to strong growth in commercial real estate construction lending resulting from an expansion of Centennial Mortgage's business strategy. The December 31, 1998 non-accrual total for this category was $2.3 million and was concentrated in loans to one borrower. The borrower filed bankruptcy, and Centennial Bank has initiated legal action to liquidate those loans. Management is regularly monitoring the related collateral values which are currently considered adequate to support outstanding balances. There were no restructured loans at December 31, 1998 in this category. At December 31, 1997, there were no non-accrual or restructured loans in this category.

         REAL ESTATE MORTGAGE LOANS

         Real estate mortgage loans represent Bancorp's third largest category of loans. Of the $94.7 million of real estate mortgage loans outstanding at December 31, 1998, $73.2 million consisted of income property loans and commercial loans secured by real estate, primarily the borrowers' business property. Income property loans and commercial loans secured by real estate typically involve large balances to single borrowers or groups of related borrowers. These borrowers may be more sensitive to changes in economic conditions than residential mortgage loan customers. Real estate mortgage loans outstanding increased to $94.7 million at December 31, 1998 from $87.6 million at December 31, 1997 and $70.1 million at December 31, 1996. These increases were primarily the result of favorable mortgage interest rates, the demand for housing in the market areas served by Bancorp, the expansion of Centennial Mortgage business through additional branch offices, as well as the factors contributing to commercial loan growth cited above. At December 31, 1998, non-accrual loans in this category totaled $726,000 ($10,000 at December 31, 1997). At December 31, 1998 and 1997, there were no restructured loans in this category.

         At December 31, 1998, $52 million (or approximately 54.9%) of Bancorp's real estate mortgage loans had fixed interest rates and $42.7 million (or approximately 45.1%) had floating or adjustable interest rates. Maturities of the real estate mortgage loans retained by Bancorp usually range from one to ten years.

         Bancorp's underwriting standards specify the following maximum loan-to-value ratios for real estate loans: 90% for loans secured by owner-occupied residences, 85% for other residential loans and for construction loans, and 85% for commercial real estate loans. Management believes that Bancorp's current real estate mortgage portfolio does not present a material risk of loan losses.

         Bancorp originates SBA real estate loans on owner-occupied properties where the maturities may be up to 20 years, and the loan-to-value ratio may reach 90% of appraised value or cost, whichever is lower. Up to 75% of the amount of these loans is guaranteed or insured by an agency of the U.S. Government. The guaranteed portion of these loans is typically sold to secondary-market investors. At December 31, 1998, the amount of the non-guaranteed portion of these loans retained by Bancorp was not material.

         INSTALLMENT LOANS

         Bancorp does not actively solicit consumer loans, but makes such loans primarily as a convenience to existing customers. Bancorp includes in its installment loan category personal lines of credit, as well as consumer installment loans (such as for automobile purchases). Consumer loans may be secured or unsecured. Collections depend principally on the borrower's financial condition or cash flow.

         Installment loans were $7.1 million at December 31, 1998 compared to $6.6 million at December 31, 1997 and $6.4 million at December 31, 1996. These modest levels of installment loans to individuals were primarily due to Bancorp's focus on lending to businesses and professionals and significant competition for consumer loans from the many credit unions, banks and finance companies in the market areas served by Bancorp. At December 31, 1998, there were no non-accrual loans in this category ($5,000 at December 31, 1997). At December 31, 1998 and 1997, there were no restructured loans in this category.

         COMMITMENTS AND CONTINGENT LIABILITIES

         In the ordinary course of business, Bancorp enters into various types of transactions that include commitments to extend credit and standby letters of credit as described in Note 8 to Bancorp's Consolidated Financial Statements, which are incorporated by reference from Bancorp's 1998 Annual Report to Shareholders. Bancorp applies the same credit standards to these commitments as it uses in all its lending processes and has included these commitments in its lending risk evaluations. Collateral for these commitments may include cash, accounts receivable, inventory, equipment, securities and/or real estate.

         CREDIT AUTHORITY AND LOAN LIMITS

         All Bancorp loans and other credit facilities are subject to credit and collateral approval procedures and loan amount limitations. Individual loan officers and branch managers have authority to approve loans in amounts up to established limits, generally ranging from $25,000 to $50,000. Loans in excess of branch limits, or not in conformance with credit or collateral criteria, are reviewed by Centennial Bank's Administrative Loan Committee. The Asset/Liability Committee, a majority of whom are non-officer directors of Centennial Bank, reviews loan applications over established Administrative Loan Committee limits. All loans in excess of $25,000 to executive officers and directors of Bancorp or any of its subsidiaries must be approved by the Asset/Liability Committee and ratified by Centennial Bank's Board of Directors.

         Under Oregon law, permissible loans from a financial institution to one borrower are generally limited to 15% of the institution's aggregate paid-up and unimpaired capital and surplus. At December 31, 1998, Centennial Bank's permissible loan limit was $5.25 million (or $8.75 million if the loan was secured by a first lien on real estate).

         Loan pricing decisions are based on an evaluation of risk, cost of funds, operating and administrative costs, an allowance for loan losses, desired profit margin and other factors. Loan risk is based in part on a risk rating assigned to each loan. Bancorp uses a computerized pricing system that analyzes a borrower's total contribution to net interest income.

         Centennial Bank sells loan participations to accommodate borrowers whose financing needs exceed Centennial Bank's lending limits, and to diversify risk. Centennial Bank occasionally purchases participations in loans from correspondent banks. Centennial Bank's policies prohibit aggregate purchased participations in excess of 10% of Centennial Bank's loan portfolio.

NON-PERFORMING ASSETS

         Non-performing assets consist of loans past due 90 days or more, non-accrual loans, restructured loans and other real estate owned ("OREO"). The following table sets forth information concerning Bancorp's non-performing assets at the end of each of the last five years:

                                                                               December 31,
                                                           --------------------------------------------------------
                                                            1998       1997         1996         1995        1994
                                                           -----      ------       ------       ------      ------
                                                                             (Dollars in thousands)
Non-performing loans:
  Loans past due 90 days or more                           $1,043     $  402      $  420       $  645      $  190
  Non-accrual loans                                         3,841        873        1,480         478         693
  Restructured loans                                          --          --          --           --          --
                                                           ------     ------      ------       ------      ------
     Total non-performing loans                             4,884      1,275       1,900        1,123         883
  Other real estate owned                                     105         --          --           --         392
                                                           ------     ------      ------       ------      ------
     Total non-performing assets                           $4,989     $1,275      $1,900       $1,123      $1,275
                                                           ======     ======      ======       ======      ======

Allowance for loans losses                                 $4,451     $3,349      $2,600       $1,928      $1,700
Ratio of total non-performing assets
  to total assets                                             .87%       .26%        .47%         .35%        .49%
Ratio of total non-performing loans
  to total loans                                             1.13%       .38%        .71%         .59%        .54%
Ratio of allowance for loan losses
  to total non-performing loans                               91%        263%        137%         172%        193%
----------

         Bancorp's total non-performing assets increased by $3.7 million during 1998 and decreased by $625,000 during 1997. Total non-performing assets, as a percentage of total assets, increased to .87% at December 31, 1998 from .26% at December 31, 1997 and .47% at December 31, 1996. Non-performing loans, as a percentage of total loans, increased to 1.13% at December 31, 1998 from .38% at December 31, 1997 and .71% at December 31, 1996.

         The accrual of interest on a loan is discontinued when, in management's judgment, the future collection of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, Bancorp's policy is to reverse, and charge against current income, interest previously accrued but uncollected. Interest subsequently collected on such loans is credited to loan principal if, in the opinion of management, full collection of principal is doubtful. If interest on non-accrual loans had been accrued, such income would have been $272,600 in 1998, $102,600 in 1997 and $117,500 in 1996. Total interest income of $141,600 was recognized on non-accrual loans during 1998; no such income was recognized in 1997 and 1996.

         Restructured loans are those for which concessions have been granted due to the borrower's weakened financial condition or other factors. Such concessions may include reduction of interest rates below rates otherwise available to that borrower or deferral of interest or principal. Interest on restructured loans is accrued at the restructured rate when it is anticipated that no loss of original principal will occur. Bancorp had no restructured loans at December 31, 1998, 1997 or 1996.

         OREO consists of real estate acquired by Bancorp through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of net realizable value or the principal balance of the related loan. Any excess of the loan balance over fair value of the property is charged to the allowance for loan losses. At December 31, 1998, OREO totaled $105,400 and consisted of one property. At December 31, 1997 and 1996, Bancorp held no OREO.

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses represents management's estimate of the losses inherent in the loan portfolio. The allowance is based primarily on management's evaluation of the overall quality and risk characteristics of Bancorp's loan portfolio, which is dependent upon numerous interrelated factors including present non-performing and delinquent loans, borrowers' perceived abilities to repay, value of collateral, general and local economic conditions and historical loan loss experience.

         Centennial Bank's Asset/Liability Committee reviews the adequacy of the allowance for loan losses quarterly. Although determination of the adequacy of the allowance involves substantial subjective judgment based on the Committee's analysis of the risk characteristics of the entire loan portfolio, the Committee also uses three quantitative methods to analyze the adequacy of the allowance. Under the first method, management assigns a specific percentage to each non-performing, substandard or doubtful loan in Bancorp's loan portfolio to calculate a total amount of average anticipated loan losses.

         The second method uses the risk-weighted ratings (from one through five) developed by the FDIC, with management assigning a percentage to the loans in the various risk categories (using .0025% for loans in the lowest risk category up to 50% for loans in the highest risk category) to calculate an alternative amount of possible losses.

         The third method is in accordance with the requirements of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"), which Bancorp adopted on January 1, 1995. Under SFAS 114, a loan is considered impaired based on current information and events if it is probable that Bancorp will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. This policy is generally consistent with Bancorp's non-accrual policy. Bancorp also specifically examines all loans greater than $100,000 that are identified on an internal watch list. Loans which are over 90 days contractually delinquent and loans which have developed inherent problems prior to being 90 days delinquent may be considered impaired. An insignificant delay or shortfall in the amount of payments is not an event that, when considered in isolation, would automatically cause a loan to be considered impaired for purposes of SFAS 114. The measurement of impaired loans is generally based on the present value of expected future cash flows discounted at the historical effective interest rate, except that all collateral-dependent loans are measured for impairment based on the fair value of the collateral.

         The amounts calculated by the quantitative methods are then compared by the Committee to the allowance for loan losses in evaluating the adequacy of the allowance.

         Management believes that Bancorp's allowance for loan losses is adequate to cover anticipated losses and is in accordance with generally accepted accounting principles. There can be no assurance, however, that management will not decide to increase the allowance for loan losses or that regulators will not require Bancorp to increase the allowance, either of which events could adversely affect Bancorp's results of operations. Further, there can be no assurance that Bancorp's actual loan losses will not exceed its allowance.


         The following table sets forth information regarding changes in Bancorp's allowance for loan losses for each of the last five years:

                                                             At or for the year ended December 31,
                                             ---------------------------------------------------------------------
                                               1998           1997            1996           1995           1994
                                             --------       --------        --------       --------       --------
                                                                   (Dollars in thousands)
Loans and loans held for sale
  at year-end                                 $432,015      $340,625       $268,630       $191,090        $162,011
                                              ========      ========       ========       ========        ========
Average loans and
  loans held for sale                         $387,914      $299,976       $226,965       $176,384        $139,672
                                              ========      ========       ========       ========        ========
Allowance for loan losses,
  beginning of year                          $   3,349      $  2,600       $  1,928        $ 1,700         $ 1,514
Charge-offs:
  Commercial and other                            (370)         (556)           (89)          (128)           (108)
  Real estate -- construction                       --            --             --             --              --
  Real estate -- mortgage                           --            --             --             --             (17)
  Installment                                      (82)           (2)           (20)           (34)            (22)
                                              --------       --------       --------        -------        -------
     Total charge-offs                            (452)         (558)          (109)          (162)           (147)
                                              --------       --------       --------        -------        -------
Recoveries:
  Commercial and other                              43            55             24             10               8
  Real estate -- construction                       --            --              --             3              --
  Real estate -- mortgage                           --            --             20              7              --
  Installment                                       11             2              2             20              10
                                             ---------     ---------       --------        -------         -------
     Total recoveries                               54            57             46             40              18
                                             ---------     ---------       --------        -------         -------
Net loans charged off                             (398)         (501)           (63)          (122)           (129)
Provision for loan losses                        1,500         1,250            735            350             315
                                             ---------      --------       --------        -------         -------
Allowance for loan losses
  at year-end                                 $  4,451      $  3,349       $  2,600        $ 1,928         $ 1,700
                                              ========      ========       ========        =======         =======


Ratio of net loans charged off to average
  loans outstanding                              (.10)%       (.17)%          (.03)%         (.07)%          (.09)%
Ratio of allowance for loan losses
  to loans at year-end                            1.04%        .98%            .97%           1.01%           1.05%

         Anticipated loan losses are charged against the allowance for loan losses when, in management's opinion, ultimate recovery is unlikely or when bank examiners require a charge-off. As the actual amount of loss with respect to specific loans is often dependent upon future events (including liquidation of collateral), Bancorp cannot accurately predict precisely what losses, if any, will be sustained with respect to specific loans. Historical experience has also shown that, at any particular time, loan losses may exist in a loan portfolio that have not yet been identified. For these reasons, although management analyzes specific loans in determining the adequacy of its allowance for loan losses, it does not normally allocate the allowance to specific groups or categories of loans. Management estimates, however, that the allocation of the allowance for loan losses by loan category at the end of each of the last five years was as set forth below:

                                                                               Amount of              Loans in
                                                                               allowance            category as a
                                                                                  for               percentage of
                                                                                 loan                 total gross
                                                                                losses                  loans
                                                                              ----------            -------------
                                                                                     (Dollars in thousands)
December 31, 1998
Commercial and other                                                           $2,701                     39.1%
Real estate -- construction                                                     1,350                     34.9
Real estate -- mortgage                                                           275                     24.4
Installment                                                                        75                      1.6
Unallocated                                                                        50                       --
                                                                               ------                    ------
 Total                                                                         $4,451                    100.0%
                                                                               ======                    ======

    December 31, 1997
Commercial and other                                                           $1,999                     45.2%
Real estate -- construction                                                     1,000                     26.6
Real estate -- mortgage                                                           250                     26.2
Installment                                                                        50                      2.0
Unallocated                                                                        50                       --
                                                                              -------                   ------
 Total                                                                         $3,349                    100.0%
                                                                               ======                   ======

    December 31, 1996
Commercial and other                                                           $1,500                     46.5%
Real estate -- construction                                                       750                     25.0
Real estate -- mortgage                                                           250                     26.5
Installment                                                                        50                      2.0
Unallocated                                                                        50                       --
                                                                                ------                   -----
  Total                                                                        $2,600                    100.0%
                                                                                ======                   =====

    December 31, 1995
Commercial and other                                                           $1,200                     44.1%
Real estate -- construction                                                       520                     23.5
Real estate -- mortgage                                                           125                     29.2
Installment                                                                        35                      3.2
Unallocated                                                                        48                       --
                                                                                ------                   -----
  Total                                                                        $1,928                    100.0%
                                                                                ======                   =====

    December 31, 1994
Commercial and other                                                           $1,000                     42.8%
Real estate -- construction                                                       500                     18.0
Real estate -- mortgage                                                           125                     34.9
Installment                                                                        35                      4.3
Unallocated                                                                        40                       --
                                                                                ------                   -----
  Total                                                                        $1,700                    100.0%
                                                                                ======                   =====

     The following table details the carrying value of Bancorp's impaired loans, in accordance with SFAS 114, by type of loan at December 31, 1998 and 1997:

                                                                                                           Net
                                                                   Recorded         Valuation            Carrying
                                                                   Amount           Allowance             Value
                                                                   ------           ---------             -----
   December 31, 1998
   -----------------
Commercial                                                       $1,853,500          $187,100          $1,666,400
Real Estate -- construction                                       2,791,000           290,000           2,501,000
Real Estate -- mortgage                                             762,600            87,900             674,700
Consumer    23,200                                                      200            23,000
         ---------                                                  -------         ---------          ----------
     Total                                                       $5,430,300          $565,200          $4,865,100
                                                                 ==========          ========          ==========

   December 31, 1997
   -----------------
Commercial                                                       $  718,000          $150,000            $568,000
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

         Bancorp's primary investment objectives are to maintain liquidity and to generate after-tax profits consistent with the risk guidelines established by the Board of Directors. At December 31, 1998 and 1997, Blount Investment Group of Eugene, Oregon, advised Bancorp with respect to the investment portfolio. Centennial Bank has extended loans to Blount Investment Group and its affiliates. Such loans are made on terms, including interest rates and collectibility, no more favorable to the borrowers than loans to other borrowers.

         All of the securities held in the investment portfolio were classified as available-for-sale at December 31, 1998 and 1997. Those securities will be sold as necessary to provide liquidity and to respond to interest rate changes. Because these securities are carried at their market value, fluctuations in interest rates could affect the carrying value of these securities and, therefore, the reported shareholders' equity of Bancorp.

         The following table provides the carrying values of Bancorp's investment portfolio at the end of each of the last three years. See Note 2 to Bancorp's Consolidated Financial Statements for more information about investment securities held at December 31, 1998, 1997 and 1996.

                                                         December 31,
                                         -------------------------------------
                                           1998             1997        1996
                                         -------          -------     --------
                                                      (In thousands)
U.S. Treasury securities                $  1,435          $ 1,417      $ 1,405
U.S. Government agencies                  39,263           34,415       32,594
States and political subdivisions         29,578           39,434       39,135
Corporate bonds                            2,311            2,301        2,249
Mortgage-backed securities                 4,206            6,337        7,271
                                         -------          -------      --------
  Total debt securities                   76,793           83,904       82,654
Federal Home Loan Bank stock               5,084            4,711        4,366
                                         -------          -------      --------
     Total investment securities         $81,877          $88,615      $87,020
                                         =======          =======      ========

         The following table provides the carrying values, principal amounts, maturities and weighted average yields of Bancorp's investment securities at December 31, 1998, all of which are classified as available-for-sale:

                                                                                            Weighted
                                                          Carrying value     Principal      average
                  Type and maturity                    (fair market value)     amount       yield(1)
                  -----------------                    -------------------     ------       --------
                                                                     (Dollars in thousands)
U.S. Treasuries
  Due within 1 year                                                --              --
  Due after 1 but within 5 years                              $ 1,435         $ 1,399         6.17%
  Due after 5 but within 10 years                                  --              --
                                                              -------          -------       ------
    Total U.S. Treasuries                                       1,435           1,399         6.17


U.S. Government agencies
  Due after 1 but within 5 years                               21,501          21,495         5.98
  Due after 5 but within 10 years                              17,762          17,985         6.12
                                                               ------          ------
    Total U.S. Government agencies                             39,263          39,480         6.04

States and political subdivisions
  Due after 1 but within 5 years                                7,013           6,774         7.65
  Due after 5 but within 10 years                               7,098           6,810         7.88
  Due after 10 years                                           15,467          14,988         7.69
                                                               ------          ------
    Total states and political subdivisions                    29,578          28,572         7.72

Corporate bonds
  Due after 1 but within 5 years                                2,050           2,046         6.20
  Due after 5 but within 10 years                                 261             259         6.08
                                                               ------           -----        -----
    Total corporate bonds                                       2,311           2,305         6.18

Mortgage-backed securities                                      4,206           4,217         5.65
                                                                -----           -----
 (U.S. Government agencies)

        Total debt securities                                  76,794          75,973         6.66

Federal Home Loan Bank Stock                                    5,084           5,084
                                                                -----           -----

             Total securities                                 $81,877         $81,057
                                                              =======         =======
------------

(1)  Weighted average yield on state and political subdivisions has been computed on a 34% tax-equivalent basis.

DEPOSITS

         Centennial Bank offers a variety of accounts for depositors designed to attract short-term and long-term deposits. These accounts include certificates of deposit ("CDs"), savings accounts, money market accounts, checking and interest checking accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management's desire to increase or decrease certain types or maturities of deposits. Centennial Bank does not pay brokerage commissions to attract deposits.

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

         The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the years ended December 31, 1998, 1997 and 1996:

                                                            1998                  1997                 1996
                                                      ------------------------------------------------------------
                                                           Average               Average             Average
                                                           -------               -------             -------
                                                      Balance      Rate        Balance   Rate     Balance    Rate
                                                      -------      ----        -------   ----     -------    ----
                                                                          (Dollars in thousands)
Noninterest-bearing demand                            $  90,166      N/A      $ 75,005   N/A     $ 66,525    N/A
Interest-bearing demand                                 192,356     3.30%      152,453   3.16%    114,445    3.61%
Savings                                                  19,540     2.79        14,347   2.36      14,166    2.15
CDs                                                     145,387     5.63       129,756   5.63     100,549    5.18
                                                        -------               --------           --------
         Total                                         $447,449     3.37      $371,561   3.35    $295,685    3.26
                                                       ========               ========           ========


         The following table shows the dollar amount of CDs that had balances of $100,000 or more at December 31, 1998 and 1997:

                                                                          December 31,
                                                                  ----------- ------ ----------
                                                                     1998              1997
                                                                  -----------        ----------
                                                                            (In thousands)
     CDs $100,000 or over with remaining maturity:
        Three months or less                                         $15,985           $20,937
        Over three months through twelve months                       39,437            28,145
        Over one year through three years                              5,161             4,686
        Over three years                                                                   118
                                                                     -------           -------
                                                                         125
           Total                                                     $60,708           $53,886
                                                                     =======           =======


SHORT-TERM BORROWINGS

         At December 31, 1998, Bancorp's short-term borrowings consisted of securities sold under agreements to repurchase totaling $16.1 million and federal funds purchased totaling $4.5 million. Securities sold under agreement to repurchase are due on demand, but generally range in duration from one to eighty-nine days.

         At December 31, 1997, Bancorp's short-term borrowings consisted of securities sold under agreements to repurchase totaling $7.7 million.

         At December 31, 1996, Bancorp's short-term borrowings consisted of securities sold under agreements to repurchase totaling $4.3 million and advances from the Federal Home Loan Bank of Seattle totaling $8.0 million which matured and were repaid in May 1997.

         The following table sets forth certain information with respect to short-term borrowings at December 31 and during each of 1998, 1997 and 1996:

                                                                                         December  31,
                                                                        ------------------------------------------
                                                                          1998            1997              1996
                                                                        -------         --------          --------
                                                                                  (Dollars in thousands)

Amount outstanding at year-end                                          $20,600        $  7,716           $12,316
Weighted average interest rate at year-end                                 4.55%           5.03%             5.78%
Maximum amount outstanding at any month-end during the year             $20,500         $18,321           $15,264
Daily average amount outstanding during the year                        $10,016        $  9,688           $11,399
Average weighted interest rate during the year                             4.88%           5.56%             7.31%

LONG-TERM DEBT
         At December 31, 1998, Bancorp had no long-term debt.

         At December 31, 1997 and 1996, Bancorp's long-term debt consisted of $10.0 million of funds advanced from the Federal Home Loan Bank of Seattle to Centennial Bank. Interest on the debt was payable monthly at the rate of 6.14%. The debt matured and was paid August 6, 1998. The loan was secured by Federal Home Loan Bank of Seattle stock, funds on deposit with the Federal Home Loan Bank of Seattle, investments and loans.

         During 1996, Bancorp's long-term debt also consisted of $9.2 million of 7.0% Convertible Redeemable Exchangeable Subordinated Debentures due May 1, 2004 (the "Debentures"). During 1996, Bancorp issued a call for redemption of the Debentures. Holders of the Debentures voluntarily converted $9,163,000 of the Debentures into 2,029,568 shares of Bancorp's common stock. The amount of debt converted, net of unamortized issue costs, was credited to common stock and additional paid-in capital. Bancorp redeemed the remaining $37,000 of the Debentures for cash.

RETURN ON EQUITY AND ASSETS

         The following table sets forth Bancorp's return on daily average assets and equity for 1998, 1997 and 1996:

                                                                         1998            1997              1996
                                                                       -------         --------          --------

                                                                              (Dollars in  thousands)

         Net income                                                   $  11,435       $   9,303         $   6,514
         Average total assets                                           525,217         439,186           357,644
         Return on average assets                                          2.18%           2.12%             1.82%

         Net income                                                   $  11,435       $   9,303          $  6,514
         Average equity                                                  56,712          45,936            31,500
         Return on average equity                                         20.16%          20.25%            20.68%

         Average total equity                                          $ 56,712        $ 45,936          $ 31,500
         Average total assets                                           525,217         439,186           357,644
         Average total equity to assets ratio                             10.80%          10.46%             8.81%


CHANGES IN ACCOUNTING PRINCIPLES

         The Financial Accounting Standards Board ("FASB") has issued several accounting pronouncements which Bancorp has recently adopted or will be required to adopt in future fiscal reporting periods.

SFAS NO. 130

         Beginning in the year ended December 31, 1998, Bancorp retroactively adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income" (SFAS
130). SFAS 130 established standards for reporting and display of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general-purpose financial statements. Accordingly, any unrealized gains or losses on available-for-sale securities are recognized as a component of comprehensive income.

SFAS NO. 131

         Beginning in the year ended December 31, 1998, Bancorp retroactively adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131, in general, requires that a public business enterprise report financial and descriptive information about its material reportable operating segments and also establishes standards for related disclosures about products and services, geographic areas and major customers. Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by key management personnel in deciding how to allocate resources and in assessing performance.

         Management believes that, based on the materiality standards of SFAS 131, Bancorp primarily operates in one business segment. In addition, the related disclosures of SFAS 131 are included within Bancorp's Consolidated Financial Statements and Notes as applicable.

SFAS NO. 132

         Beginning in the year ended December 31, 1998, Bancorp retroactively adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits - an amendment of SFAS Nos. 87, 88 and 106" (SFAS 132). SFAS 132 revises and standardizes employers' disclosures about pension and other postretirement benefit plans. SFAS 132 did not materially affect the disclosures in Bancorp's Consolidated Financial Statements and Notes.

SFAS NO. 133

         In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133), was issued. SFAS 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. At December 31, 1998, Bancorp had no derivative instruments or hedging activities.

SFAS NO. 134

         In October 1998, SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise" (SFAS 134), was issued. SFAS 134 is effective for the first fiscal quarter beginning after December 15, 1998. At December 31, 1998, Bancorp had not entered into any transaction to which SFAS 134 would apply.

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

EMPLOYEES

         Centennial Bancorp has no employees other than its executive officers, who are also employees of Centennial Bank. At December 31, 1998, Centennial Bank and Centennial Mortgage had 188 and 44 full-time equivalent employees, respectively. Bancorp places a high priority on selective hiring and development of staff. Staff development involves training in customer service, marketing and regulatory compliance. Bancorp has adopted extensive incentive programs for employees that focus and are dependent on the achievement of certain of Bancorp's financial, service and marketing goals.

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

         ACQUISITIONS

         As a bank holding company, Bancorp is required to obtain the prior approval of the FRB before: (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, Bancorp would own or control, directly or indirectly, more than 5% of the voting shares of the bank or bank holding company; (2) merging or consolidating with another bank holding company; or (3) acquiring substantially all of the assets of any other bank. The FRB may not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The FRB also considers managerial, capital and other financial factors in acting on acquisition or merger applications. Bancorp also is required to obtain the prior approval of the Director of the Oregon Department of Consumer and Business Services (the "Oregon Director") before acquiring direct or indirect ownership or control of 25% or more of the voting shares of an Oregon state-chartered bank or bank holding company.

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

         PERMISSIBLE ACTIVITIES

         A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, a non-banking activity, unless the activity has been determined by the FRB to be closely related to banking or managing banks. The FRB has identified certain non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the FRB. Management believes that all activities conducted by Centennial Mortgage are permitted non-banking activities.

         CAPITAL ADEQUACY

         The federal bank regulatory agencies monitor the capital adequacy of bank holding companies and have adopted risk-based capital adequacy guidelines to evaluate bank holding companies and banks. If an institution's capital falls below the minimum levels established by these guidelines, the bank holding company may be denied approval to acquire or establish additional banks or non-bank businesses. The guidelines require a minimum ratio of total capital to risk-weighted assets of 8%. At December 31, 1998, Bancorp's ratio of total capital to risk-weighted assets was 12.02%.

         The FRB also uses a leverage ratio to evaluate the capital adequacy of bank holding companies. The leverage ratio applicable to Bancorp requires the ratio of "Tier 1" capital (generally, tangible common stockholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries) to adjusted average total assets to be not less than 3% and up to 5% or higher depending on Bancorp's general capital condition. Bancorp's leverage ratio at December 31, 1998 was 10.9%.

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

         BRANCHING AND ACQUISITIONS

         Banks are permitted to conduct business through branches after application to and approval of the FDIC and the Oregon Director, if they make certain findings regarding the financial history and condition of the bank and the appropriateness of the branch in the community to be served. Centennial Bank currently has 15 branches, the most recent of which opened in February 1999. Centennial Bank has received regulatory approval to open a branch in Salem, Oregon and to acquire Northwest National Bank's Hazel Dell branch, which will be Centennial Bank's first branch in the state of Washington.

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

         The Federal Reserve Act also requires that certain transactions between Centennial Bank and its affiliates to be on terms substantially the same, or at least as favorable to Centennial Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

         In addition, the Federal Reserve Act requires that the aggregate amount of an institution's loans to officers, directors and principal shareholders (and their affiliates) is limited to the amount of its unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate.

         A violation of any of the foregoing restrictions may result in the assessment of civil fines on a bank or a person participating in the conduct of the affairs of such bank or the imposition of a cease and desist order.

         DIVIDEND RESTRICTIONS

         Dividends paid by Centennial Bank provide substantially all Bancorp's cash flow. Under federal law, prior to the declaration of any dividend by Centennial Bank, the approval of the principal regulator is required if the total of all dividends declared in any calendar year exceeds the total of Centennial Bank's net profits for that year combined with its retained net profits for the preceding two years. In addition, FDICIA provides that a bank cannot pay a dividend if it will cause the bank to be "undercapitalized." Under Oregon law, Centennial Bank is subject to restrictions on the payment of cash dividends to its shareholders (i.e., to Bancorp). An Oregon state-chartered bank may not pay a cash dividend in an amount greater than the bank's net unreserved retained earnings, after first deducting (1) to the extent not already charged against earnings or reflected in a reserve, all bad debts, which are debts on which interest is unpaid and past due at least six months; (2) all other assets charged off as required by the Oregon Director or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the bank. At December 31, 1998, $21.1 million was available for declaration of dividends by Centennial Bank to Bancorp without prior regulatory approval.

         EXAMINATIONS

         The FDIC and the Oregon Director periodically examine and evaluate state-chartered banks. Based upon such evaluations, the examining regulator may revalue the assets of an insured institution and require that it charge off or reduce the carrying value of specific assets or establish a specific allowance to compensate for the difference between the value determined by the regulator and the book value of such assets.

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

         The federal risk-based capital guidelines for banks require a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The leverage capital guidelines require that banks maintain Tier 1 capital of no less than 5% of total adjusted assets, except in the case of certain highly rated banks for which the minimum requirement is 3% of total adjusted assets. At December 31, 1998, Centennial Bank's leverage ratio, Tier 1 capital to risk-weighted assets ratio and total risk-based capital to risk-weighted assets ratio were 9.8%, 10.1% and 10.9%, respectively.

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

         INTERNAL OPERATING REQUIREMENTS

         In 1993, federal regulators adopted regulations addressing, among other things: (1) internal controls, information systems and internal audit systems;
(2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) ratio of classified assets to capital; (7) minimum earnings; and (8) compensation and benefit standards for management officials. These regulations add further to the cost of compliance and impose record-keeping requirements on Centennial Bank and Bancorp.

         The consumer lending activities of Centennial Bank are also regulated by numerous laws and regulations which impose race, sex, age, marital status and other specified classifications and impose other restrictions on credit and collection practices.

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

         DEPOSIT INSURANCE PREMIUMS

         The FDIC has adopted regulations establishing a risk-based deposit insurance premium schedule. Effective January 1, 1996, Centennial Bank's risk assessment classification was reduced to $.00, so Centennial Bank paid a minimum annual payment of $2,000 during 1996. This risk assessment classification was the lowest possible classification at the time. Classifications are reviewed semiannually. In addition, the FDIC has the power to impose special assessments to cover the cost of borrowings from the U.S. Treasury, the Federal Financing Bank, and Bank Insurance Fund member banks.

         The Deposit Insurance Funds Act of 1996 ("Funds Act") eliminated the statutorily-imposed minimum assessment amount, effective January 1, 1997. The Funds Act also authorizes assessments on Bank Insurance Fund-assessable deposits (such as the Centennial Bank deposits) and stipulates that the rate of assessment must equal one-fifth the Financing Corporation assessment rate that is applied to deposits assessable by the Savings Association Insurance Fund. The Financing Corporation assessment rate for Bank Insurance Fund-assessable deposits is 1.296 basis points. The additional assessment authorized by the Funds Act increased Bancorp's FDIC insurance assessment expense to $50,000 and $45,000 in 1998 and 1997, respectively.

CENTENNIAL MORTGAGE

         Centennial Mortgage is, by definition of the Housing and Urban Development, a non-supervised lender. Because Centennial Mortgage is a member of Bancorp's consolidated group, its accounts and activities are reviewed by the FRB in conjunction with its periodic examinations of Bancorp. Centennial Mortgage, like Centennial Bank, is indirectly affected by the monetary policies of the FRB, which may have a material adverse effect on its business and earnings.

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


ITEM 2.      DESCRIPTION OF PROPERTIES
             -------------------------

         Bancorp's main offices are located at 675 Oak Street, Eugene, Oregon, in a four-floor facility (approximately 35,000 square feet) owned by Centennial Bank. Construction of the office building was completed in 1993. Bancorp and Centennial Bank occupy the lower two floors and the fourth floor of the building. Centennial Bank has entered into five-year leases with two tenants for a total of approximately 6,250 square feet of the building's third floor.

Centennial Bank is retaining for future use the remaining approximate 2,500 square feet of available space on the third floor.

         In 1994, Bancorp entered into a long-term ground lease in Tigard, Oregon, a suburb of Portland, where Centennial Bank has a branch office. The ground lease has an initial term of 50 years and is renewable for two additional 10-year periods. Bancorp made lease payments of $6,667 per month in 1998. Construction of a three-story office building was completed in 1995 at a cost of $2.9 million. Centennial Bank occupies the first and second floors of the building. The third floor was leased to another company effective January 1996 pursuant to a five-year lease.

         In July 1997, Centennial Bank completed its purchase of a $1.2 million parcel of land in the Tanasbourne area of Hillsboro, Oregon, a suburb of Portland. A temporary branch facility opened at the site during construction of the permanent facility which was completed August 1998 at a cost of $2.3 million. Centennial Bank also owns three other full-service branch facilities.

         In March 1998, Centennial Bank entered into a lease for approximately 8,000 square feet of space in the Oakway Center Office building for the new Oakway Center branch. The lease has a ten-year term with initial base payments of $13,180 per month increasing by $400 per month annually thereafter.

         In August 1998, Centennial Bank entered into a lease for approximately 3,500 square feet of the One Airport Center building for the new Airport Road Office in Portland, Oregon. The lease has an initial term of five years and is renewable for two additional three-year periods. Lease payments were $5,808 per month in 1998.

         Centennial Bank leases facilities for two other full-service branch offices with lease payments totaling $10,328 per month in 1998. In addition, the Bank leases space for five limited-service retirement center offices with lease payments totaling $3,125 per month in 1998. Centennial Bank also has storage and parking leases with payments totaling $1,906 per month in 1998.

         In January 1998, Centennial Mortgage entered into a lease for approximately 6,650 square feet of space in the Kruse Woods III office building for its Portland Office. The building is located in Lake Oswego, Oregon, a Portland suburb. The lease has a six-year term and initial base payments of $13,581 per month with scheduled increases to a maximum of $15,521 per month beginning in year five. Centennial Mortgage also has leases for its Eugene and Sunnyside (Clackamas, Oregon) offices with lease payments totaling $8,986 per month in 1998.


ITEM 3.     LEGAL PROCEEDINGS
            -----------------

         Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against Bancorp, such as claims to enforce liens, condemnation proceedings on properties in which Bancorp holds security interests, clams involving the making and servicing of real property loans, and other issues incident to Bancorp's business.

         As of the date of this Annual Report, Bancorp was not a party to any legal proceedings management believes are material.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------

         None.

                                     PART II

         The information called for by Items 5, 6, 7, 7A, 8 and 9 of Part II is included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 1998, and is incorporated herein by reference as follows:

                                                                                           Centennial Bancorp
                                                                                              Annual Report
                                                                                             to Shareholders
                                                                                                 Page No.
                                                                                            -----------------
ITEM 5.           MARKET FOR THE REGISTRANT'S COMMON
                  ----------------------------------
                      STOCK AND RELATED SHAREHOLDER
                      -----------------------------
                      MATTERS                                                                        47
                      -------

ITEM 6.           SELECTED FINANCIAL DATA                                                             2
                  -----------------------

ITEM 7.           MANAGEMENT'S DISCUSSION AND
                  ---------------------------
                      ANALYSIS OF FINANCIAL CONDITION
                      -------------------------------
                      AND RESULTS OF OPERATIONS                                                   32 - 45
                      -------------------------

ITEM 7A.          QUANTITATIVE AND QUALITATIVE
                  -----------------------------
                      DISCLOSURES ABOUT MARKET RISK                                               40 - 41
                      ------------------------------

ITEM 8.           FINANCIAL STATEMENTS AND
                      SUPPLEMENTARY DATA                                                           3 - 31
                      ------------------

ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ---------------------------------
                      ACCOUNTANTS ON ACCOUNTING AND
                      -----------------------------
                      FINANCIAL DISCLOSURE                                                            46
                      --------------------


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF BANCORP
                  -------------------------------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 19, 1999, and is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 19, 1999, and is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 19, 1999, and is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 19, 1999, and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
         ----------------------------------------------------------------

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

         (1)      Financial Statements.

                  The financial statements required in this Annual Report are listed below and are included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 1998, and are incorporated herein by reference:

                                                                                                     Annual
                                                                                                    Report to
                                                                                                  Shareholders
                                                                                                   Page Number
                                                                                                   -----------
                  Report of Independent Accountants                                                    3

                  Consolidated balance sheets at
                           December 31, 1998 and 1997                                                  4

                  For the three years ended December 31, 1998
                           Consolidated statements of income                                           5
                           Consolidated statements of
                                    shareholders' equity                                             6 - 7
                           Consolidated statements of cash flows                                     8 - 9

                  Notes to consolidated financial statements                                        10 - 31

         (2)      Financial Statement Schedules.

                  All financial statement schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

         (3)      Exhibits.

                  3.1         Restated Articles of Incorporation

                  3.2 Bylaws, as restated (filed as Exhibit 3.2 to registrant's Form 10-K Report for the year ended December 31, 1992, and incorporated herein by reference)

                  10.1* Registrant's 1993 Incentive Stock Option Plan, restated as of April 13, 1994 (filed as Exhibit B to registrant's Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)

                  10.2* Registrant's Nonemployee Director's Stock Option Plan (filed as Exhibit 10.2 to registrant's Form 10-K Report for the year ended December 31, 1991, and incorporated herein by reference)

                  10.3* Registrant's 1993 Stock Option Plan for Nonemployee Directors, restated as of April 13, 1994 (filed as Exhibit A to registrant's Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)

                  10.4* Deferred Compensation Agreement between Centennial Bank and Ron R. Peery (filed as Exhibit 10.3 to registrant's Form 10-Q Report for the quarter ended June 30, 1989, and incorporated herein by reference)

                  10.5*       Restated 1995 Stock Incentive Plan (filed as
                              Exhibit 10.9 to registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

                  10.6* Nonstatutory (Nonqualified) Stock Option Agreement dated November 22, 1995, between registrant and Richard C. Williams (filed as Exhibit 10.10 to registrant's Form 10-K for the year ended
                              December 31, 1995, and incorporated herein by reference)

                  10.7 Ground Lease, dated as of February 10, 1994, between registrant and Pacific Realty Associates, L.P. (filed as Exhibit 10.10 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

                  10.8 Advances, Security and Deposit Agreement, dated May 28, 1991, between Centennial Bank and the Federal Home Loan Bank of Seattle (filed as
                              Exhibit 10.11 to registrant's Registration
                              Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

                  10.9* Centennial Bank Deferred Compensation Plan, dated effective January 1, 1996 (filed as Exhibit 10.13 to registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

                  10.10* Participation Agreement for use with Centennial Bank Deferred Compensation Plan (filed as Exhibit 10.14 to registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

                  10.11* Employment Agreement dated July 29, 1997 between Thaddeus (Ted) Winnowski and Centennial Bank (filed as Exhibit 10.17 to registrant's Form 10-Q Report for the quarter ended September 30, 1997, and incorporated herein by reference)

                  10.12* Employment Agreement dated October 1, 1995, between Richard C. Williams and registrant (filed as Exhibit 10.3 to registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

                  10.13* First Amendment to Employment Agreement dated December 1, 1997, between Richard C. Williams and registrant (filed as Exhibit
                              10.18 to registrant's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

                  11.1        Earnings per Share Computation

                  13.1 Portions of 1998 Annual Report to Shareholders (which are incorporated by reference in this Form 10-K Annual Report)

                  16.1 Letter dated November 5, 1998 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16 to registrant's Form 8-K Report filed November 5, 1998 and incorporated herein by reference)

                  20.1 Portions of definitive proxy statement for 1999 annual shareholder meeting (to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report)

                  21.1 Subsidiaries of registrant (filed as Exhibit 21.1 to registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

                  23.1 Consent of Symonds, Evans & Larson, P.C., Independent Accountants

                  23.2 Consent of PricewaterhouseCoopers LLP, Independent Accountants

                  27.1        Financial Data Schedule as of December 31, 1998

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

     (b) On November 5, 1998 Bancorp filed Form 8-K to report a change of independent accountant effective October 30, 1998.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTENNIAL BANCORP

DATED:     March   25, 1999             By /s/ Richard C. Williams
                  ----                    ----------------------------
                                          Richard C. Williams, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED:     March  25,  1999             By /s/ Richard C. Williams
                 ----                     ------------------------------------
                                          Richard C. Williams, President,
                                          Chief Executive Officer and Director


                                        CHIEF FINANCIAL OFFICER

DATED:     March  26 , 1999             By /s/ Michael J. Nysingh
                 ----                     ------------------------------------
                                          Michael J. Nysingh
                                          Chief Financial Officer

                                        DIRECTORS:


DATED:     March  26 , 1999             By /s/ Dan Giustina
                 ----                     ------------------------------------
                                          Dan Giustina, Director

DATED:     March  19 , 1999             By /s/ Cordy H. Jensen
                 ----                     ------------------------------------
                                          Cordy H. Jensen, Director

DATED:     March  24  , 1999            By /s/ Robert L. Newburn
                 -----                    ------------------------------------
                                          Robert L. Newburn, Director

DATED:     March  30 , 1999             By /s/ Brian B. Obie
                 ----                     ------------------------------------
                                          Brian B. Obie, Director

DATED:     March  25, 1999              By /s/ Ted Winnowski
                 ----                     ------------------------------------
                                          Ted Winnowski, Director

                                  EXHIBIT INDEX
                                  -------------


Exhibit*
--------

3.1            Restated Articles of Incorporation

11.1           Earnings per Share Computation

13.1           Portions of 1998 Annual Report to Shareholders
               (which are incorporated by reference into this Form 10-K Annual Report)

23.1           Consent of Symonds, Evans & Larson, P.C., Independent Accountants

23.2           Consent of PricewaterhouseCoopers LLP, Independent
               Accountants

27.1           Financial Data Schedule as of December 31, 1998

99.1 Safe Harbor for Forward-Looking Statements under Private Securities Litigation Reform Act of 1995:Certain Cautionary Statements

---------------

* See Item 14(a)(3) of this Annual Report for a list of all exhibits, including those incorporated by reference.