Form 10-K/A
period 1998-12-31
CENTENNIAL BANCORP
filed 1999-04-23
CIK 702430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K/A

This Amendment No. 1 is submitted to amend the amount included as "Proceeds from sales of mortgage loans" for the year ended December 31, 1998 in the Consolidated Statement of Cash Flows on page 8 of Exhibit 13.1, Portions of 1998 Annual Report, filed as part of Registrant's Form 10-K for the fiscal year ended December 31, 1998.


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

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                  1998                 1997                 1996
                                                                      -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $11,434,546          $ 9,303,363          $ 6,514,288
     Adjustments to reconcile net income
           to net cash provided by operating
           activities:
           Net gains on sales of securities
                and mortgage loans                                    (2,352,391)          (1,076,784)            (629,835)
           Stock dividends on Federal Home
                Loan Bank stock                                         (372,600)            (345,300)            (325,400)
           Loan loss provision                                         1,500,000            1,250,000              735,000
           Deferred income taxes                                        (437,882)            (113,702)            (310,024)
           Depreciation and amortization                               1,697,578            1,329,421            1,167,936
           Originations of mortgage loans
                held for sale                                       (213,853,812)        (111,645,075)         (67,258,899)
           Proceeds from sales of mortgage loans                     210,152,220          110,506,192           68,853,519
           Changes in assets and liabilities:
                Accrued interest and
                      other assets                                    (1,335,735)             302,160           (1,329,999)
                Accrued interest and
                      other liabilities                                  101,196             (230,165)           1,454,091
                                                                      -----------         -------------------- -----------
           Net cash provided by
                operating activities                                   6,533,120            9,280,110            8,870,677
CASH FLOWS FROM INVESTING ACTIVITIES:
     Securities available-for-sale:
           Purchases                                                 (31,984,219)         (28,385,904)         (22,037,443)
           Maturities                                                 27,624,797            8,009,362            4,968,520
           Proceeds from sales                                        11,754,232           20,463,409            6,302,328
     Loan originations, net                                          (86,333,031)         (70,449,408)         (78,574,452)
     Purchases of premises and equipment, net                         (3,558,652)          (2,373,818)          (1,134,394)
                                                                      ----------           ----------           ----------
           Net cash used in
                investing activities                                 (82,496,873)         (72,736,359)         (90,475,441)
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net increase in deposits                                         64,584,212           79,326,839           72,074,953
     Increase (decrease) in
           short-term borrowings, net                                 12,884,288           (4,599,800)             896,460
     Proceeds from issuance of long-term debt                                 --                   --           10,000,000
     Payments on long-term debt                                      (10,000,000)                  --             (37,000)
     Proceeds from exercise of stock options                             267,381              400,944              346,397
                                                                     -----------          -----------          -----------
           Net cash provided by financing
                activities                                            67,735,881           75,127,983           83,280,810
                                                                     -----------          -----------          -----------
Net increase (decrease) in cash and
     cash equivalents                                                 (8,227,872)          11,671,734            1,676,046
Cash and cash equivalents at
     beginning of year                                                50,069,239           38,397,505           36,721,459
                                                                     -----------          -----------          -----------

Cash and cash equivalents at end of year                             $41,841,367          $50,069,239          $38,397,505
                                                                     ===========          ===========          ===========

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.


                                         CENTENNIAL BANCORP

DATED:     April  22, 1999               By /s/ Michael J. Nysingh
                 ----                     ------------------------------------
                                          Michael J. Nysingh
                                          Chief Financial Officer