Form 10-Q
period 1999-03-31
CENTENNIAL BANCORP
filed 1999-05-17
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 1999
                               --------------

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


16,959,419 shares as of April 30, 1999.

                               CENTENNIAL BANCORP

                                    FORM 10-Q

                                 MARCH 31, 1999

                                      INDEX
                                      -----

                                                        Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of
     March 31, 1999 and December 31, 1998                 4

Condensed Consolidated Statements of Income for
     the three months ended March 31, 1999 and 1998       5

Condensed Consolidated Statements of Changes in
      Shareholders' Equity for the three months ended
      March 31, 1999 and 1998                             6

Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31,
     1999 and 1998                                        7

Notes to Condensed Consolidated Financial Statements      8 - 12

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        13 - 14
          Material Changes in Financial Condition         14 - 15
          Material Changes in Results of Operations       15 - 16
          Market Risk                                     17
          Liquidity and Capital Resources                 17 - 18
          Effects of the Year 2000                        18 - 20


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                 21

Signatures                                                22

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                     March 31,               December 31,
                                                                       1999                      1998
                                                                   -------------            -------------

ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 28,257,590            $ 40,838,367
     Federal funds sold                                               20,250,000               1,003,000
                                                                    ------------            ------------
     Total cash and cash equivalents                                  48,507,590              41,841,367
Securities available-for-sale                                         60,898,918              76,793,378
Mortgage loans held for sale                                           6,719,743              11,039,045
Loans, net                                                           426,856,570             416,524,430
Federal Home Loan Bank stock                                           5,180,800               5,083,700
Premises and equipment, net                                           12,658,361              12,613,321
Other assets                                                          10,596,313               8,154,849
                                                                    ------------            ------------
                                                                    $571,418,295            $572,050,090
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $102,402,020            $102,714,344
          Interest-bearing demand                                    203,169,256             204,032,594
          Savings                                                     27,271,060              18,483,765
          Time                                                       155,286,819             158,635,593
                                                                    ------------            ------------
               Total deposits                                        488,129,155             483,866,296
     Short-term borrowings                                            12,887,016              20,600,071
     Accrued interest and other liabilities                            3,469,679               3,866,582
                                                                    ------------            ------------
               Total liabilities                                     504,485,850             508,332,949
Shareholders' equity:
     Preferred stock                                                          --                      --
     Common stock, 16,953,404 issued and outstanding
          (16,869,363 at December 31, 1998)                           30,084,235              29,690,949
     Retained earnings                                                36,477,000              33,517,242
     Accumulated other comprehensive income                              371,210                 508,950
                                                                    ------------            ------------
               Total shareholders' equity                             66,932,445              63,717,141
                                                                    ------------            ------------
                                                                    $571,418,295            $572,050,090
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                      1999           1998
                                                                                  -----------     ----------
INTEREST INCOME
     Interest and fees on loans                                                  $11,655,136     $10,015,258
     Interest on investment securities                                             1,173,474       1,241,459
     Other interest income                                                            65,255          82,448
                                                                                  ----------      ----------
          Total interest income                                                   12,893,865      11,339,165
INTEREST EXPENSE
     Interest on deposits                                                          3,662,862       3,377,068
     Interest on short-term borrowings                                               170,318          87,538
     Interest on long-term debt                                                           --         122,604
                                                                                  ----------      ----------
          Total interest expense                                                   3,833,180       3,587,210
                                                                                  ----------      ----------
NET INTEREST INCOME                                                                9,060,685       7,751,955
     Loan loss provision                                                             500,000         300,000
                                                                                  ----------      ----------
          Net interest income after loan loss provision                            8,560,685       7,451,955
NONINTEREST INCOME
     Service charges                                                                 321,870         272,528
     Other                                                                           185,666         182,515
     Net gains on sales of loans                                                     375,356         305,738
     Net gains on sales of securities                                                165,806         145,312
                                                                                  ----------       ---------
          Total noninterest income                                                 1,048,698         906,093
NONINTEREST EXPENSES
     Salaries and employee benefits                                                3,277,367       3,010,687
     Premises and equipment                                                          739,186         590,831
     Legal and professional                                                          131,438         191,172
     Advertising                                                                     143,029         144,981
     Printing and stationery                                                         113,585         106,829
     Other                                                                           609,970         533,887
                                                                                  ----------      ----------
          Total noninterest expenses                                               5,014,575       4,578,387
                                                                                  ----------      ----------

Income before income taxes                                                         4,594,808       3,779,661
Provision for income taxes                                                         1,635,050       1,228,400
                                                                                  ----------      ----------

NET INCOME                                                                        $2,959,758      $2,551,261
                                                                                  ==========      ==========

Earnings per share of common stock:
     Basic                                                                        $      .18      $      .15
     Diluted                                                                      $      .17      $      .14

Weighted average shares outstanding:
     Basic                                                                        16,923,408      16,789,001
     Diluted                                                                      17,615,172      17,626,120


See accompanying notes.

                                                         CENTENNIAL BANCORP
                                  CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                            (Unaudited)
                                                                                                         Accumulated
                                                                                                            Other         Total
                                                 Comprehensive    Number of    Common        Retained   Comprehensive  Shareholders'
                                                     Income         Shares      Stock        Earnings       Income        Equity
                                                     ------         ------      -----        --------       ------        ------
Balance at December 31, 1997                                    16,765,606    $29,031,352    $22,082,696   $696,110    $51,810,158

Comprehensive Income:
     Net Income                                    $2,551,261                                  2,551,261                 2,551,261
     Other comprehensive income, net of tax:
          Unrealized gain/(loss) on available-
          for-sale securities                          48,326                                                48,326         48,326
          Reclassification adjustment for
          net gains on sales of securities
          included in net income                      (98,086)                                              (98,086)       (98,086)
                                                   -----------
Comprehensive Income                               $2,501,501
                                                   ===========

Stock options exercised                                             32,609         70,502                                   70,502
                                                                ----------    -----------    -----------   --------    ------------
Balance at March 31, 1998                                       16,798,215    $29,101,854    $24,633,957   $646,350    $54,382,161
                                                                ==========    ===========    ===========   ========    ============

Balance at December 31, 1998                                    16,869,363    $29,690,949    $33,517,242   $508,950    $63,717,141

Comprehensive Income:
     Net Income                                    $2,959,758                                  2,959,758                 2,959,758
     Other comprehensive income, net of tax:
          Unrealized gain/(loss) on available-
          for-sale securities                         (31,624)                                              (31,624)       (31,624)
          Reclassification adjustment for
          net gains on sales of securities
          included in net income                     (106,116)                                             (106,116)      (106,116)
                                                   -----------
Comprehensive Income                               $2,822,018
                                                   ===========

Stock options exercised                                             84,041        216,667                                  216,667

Tax benefit of stock options exercised                                            176,619                                  176,619
                                                                ----------    -----------    -----------   --------    ------------
Balance at March 31, 1999                                       16,953,404    $30,084,235    $36,477,000   $371,210    $66,932,445
                                                                ==========    ===========    ===========   ========    ============

CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                       1999          1998
                                                                                  ------------  ------------

Net cash provided by (used in) operating activities                                $5,060,713   $(3,038,051)

Cash flows from investing activities:
     Net increase in loans                                                        (10,832,140)  (17,835,109)
     Investment security purchases                                                         --      (496,719)
     Proceeds from investment securities:
          Maturities                                                                  606,584     5,036,516
          Sales                                                                    15,244,725     3,475,715
     Purchases of premises and equipment                                             (356,750)     (556,489)
                                                                                  -----------   ------------
          Net cash provided by (used in) investing activities                       4,662,419   (10,376,086)

Cash flows from financing activities:
     Net increase in deposits                                                       4,262,860     6,240,965
     Net decrease in short-term borrowings                                         (7,713,055)   (2,333,433)
     Proceeds from issuance of common stock                                           393,286        70,502
                                                                                  -----------   -----------
          Net cash provided by (used in) financing activities                      (3,056,909)    3,978,034
                                                                                  -----------   -----------

Net increase (decrease) in cash and cash equivalents                                6,666,223   (9,436,103)

Cash and cash equivalents at beginning of period                                   41,841,367    50,069,239
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $48,507,590   $40,633,136
                                                                                  ===========   ===========

See accompanying notes.

                        CENTENNIAL BANCORP
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

1.   Basis of Presentation
     ---------------------

     The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly owned subsidiaries, Centennial Bank ("Bank") and Centennial Mortgage Co. ("Mortgage Co."). The Bank is an Oregon state-chartered bank which provides commercial banking services. Mortgage Co. originates residential mortgage loans for resale in the secondary market as well as loans for acquisition, development and construction of residential properties.

     The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting only of normal accruals, which Bancorp considers necessary for a fair presentation of the results of operations for such interim periods.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 1998 Annual Report to Shareholders.

     Certain amounts for 1998 have been reclassified to conform with the 1999 presentation.

2.   Securities Available-for-Sale
     -----------------------------
     Securities available-for-sale consisted of the following at March 31, 1999 and December 31, 1998:

                                   Gross       Gross    Estimated
                      Amortized  Unrealized  Unrealized    Fair
                        Cost       Gains       Losses      Value
                        ----       -----       ------      -----
     March 31, 1999:
     U.S. Treasuries $ 1,399,254   $ 26,410  $     -- $ 1,425,664
     U.S. Government
        agencies      27,983,886     27,964   332,710  27,679,140
     Obligations of
        states and
        political
        subdivisions  24,995,488    875,739        --  25,871,227
     Corporate bonds   2,313,091      5,747     5,676   2,313,162
     Mortgage-backed
        securities     3,608,488      2,948     1,711   3,609,725
                     -----------   --------  -------- -----------
        Total        $60,300,207   $938,808  $340,097 $60,898,918
                     ===========   ========  ======== ===========

     December 31, 1998:

     U.S. Treasuries $ 1,398,726 $   36,190  $     -- $ 1,434,916
     U.S. Government
        agencies      39,479,940    116,050   333,250  39,262,740
     Obligations of
        states and
        political
        subdivisions  28,571,672  1,006,580        --  29,578,252
     Corporate bonds   2,304,968     13,059     6,749   2,311,278
     Mortgage-backed
        securities     4,217,462      1,330    12,600   4,206,192
                     ----------- ----------  -------- -----------
        Total        $75,972,768 $1,173,209  $352,599 $76,793,378
                     =========== ==========  ======== ===========

3.   Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the loan portfolio was as follows:

                                       March 31,    December 31,
                                         1999           1998
                                     ------------   ------------
     Real estate -- mortgage         $ 91,143,352   $ 94,692,594
     Real estate -- construction      160,519,714    151,163,783
     Commercial                       169,294,137    163,954,595
     Installment                        6,500,760      7,073,011
     Lease financing                    1,425,960      1,896,609
     Other                              3,658,440      3,137,402
                                     ------------   ------------
                                      432,542,363    421,917,994
     Allowance for loan losses         (4,923,316)    (4,450,614)
     Less deferred loan fees             (762,477)      (942,950)
                                     ------------   ------------
                                     $426,856,570   $416,524,430
                                     ============   ============

     Mortgage loans held for sale of $6,719,743 and $11,039,045 at March 31, 1999 and December 31, 1998, respectively, represent resdiential real estate loans. These loans are recorded at cost which approximates market value.

     Transactions in the allowance for loan losses were as follows for the three months ended March 31:

                                           1999          1998
                                       -----------    -----------
     Balance at beginning of period    $4,450,614     $3,348,914
     Provision charged to operations      500,000        300,000
     Recoveries                             9,893         10,390
     Loans charged off                    (37,191)        (5,000)
                                       ----------     ----------
     Balance at end of period          $4,923,316     $3,654,304
                                       ==========     ==========

     At March 31, 1999 and December 31, 1998, Bancorp had 11 loans requiring a specific valuation allowance in accordance with SFAS No. 114, as amended by SFAS No. 118. The specific valuation allowance was $766,000 on loans with remaining principal outstanding of $4,410,000 at March 31, 1999 ($563,000 and $5,218,000 at December 31, 1998). Each loan with a current outstanding principal balance of less than $100,000 is grouped into one homogenous pool when considering the valuation allowance. At March 31, 1999 and December 31, 1998, the specific valuation allowance for those loans was insignificant.

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 1999 and December 31, 1998 were approximately $2,967,000 and $3,841,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $589,000 at March 31, 1999, and approximately $1,043,000 at December 31, 1998. There were no loans on which the interest rates or payment schedules were modified from their original terms to accommodate a borrower's weakened financial position at March 31, 1999 or December 31, 1998.

4.   Short-Term Borrowings
     ---------------------
     Short-term borrowings consisted of the following:

                               March 31, 1999   December 31, 1998
                               --------------   -----------------
     Securities sold under
       agreement to repurchase   $12,887,016       $16,100,071
     Federal funds purchased              --         4,500,000
                                ------------       -----------
                                 $12,887,016       $20,600,071
                                 ===========       ===========

5.   Earnings per Share of Common Stock
     ----------------------------------

     A reconcilement of the weighted average shares used to compute basic and diluted earnings per share is as follows:
                                    Three Months Ended March 31,
                                    ----------------------------
                                          1999          1998
                                          ----          ----
     Weighted average shares
       outstanding -- basic            16,923,408    16,789,001

     Incremental shares from
       stock options                      691,764       837,119
                                       ----------    ----------
     Weighted average shares
       outstanding -- diluted          17,615,172    17,626,120
                                       ==========    ==========

     The weighted average number of common shares outstanding reflects the retroactive effect of stock splits and stock dividends.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. WHEN USED IN THIS QUARTERLY REPORT, THE WORDS "ANTICIPATE," "BELIEVE," AND "EXPECT," AND WORDS OR PHRASES OF SIMILAR IMPORT, ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE: (1) POTENTIAL DELAYS OR OTHER PROBLEMS IN IMPLEMENTING BANCORP'S GROWTH AND EXPANSION STRATEGY; (2) THE ABILITY TO ATTRACT NEW DEPOSITS AND LOANS; (3) INTEREST RATE FLUCTUATIONS; (4) COMPETITIVE FACTORS AND PRICING PRESSURES; (5) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY; (6) CHANGES IN LEGAL AND REGULATORY REQUIREMENTS; (7) CHANGES IN TECHNOLOGY; AND (8) YEAR 2000 PROBLEMS, AS WELL AS OTHER FACTORS DESCRIBED IN THIS AND OTHER BANCORP REPORTS AND STATEMENTS, INCLUDING, BUT NOT LIMITED TO, EXHIBIT 99.1 TO BANCORP'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH IS INCORPORATED HEREIN BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE ITS FORWARD-LOOKING STATEMENTS.

OVERVIEW
--------

     Centennial Bancorp, an Oregon corporation, was organized in 1981 as a bank holding company and has two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. Bancorp primarily serves the Eugene, Oregon and Portland, Oregon markets.

     At March 31, 1999, Centennial Bank operated 10 full-service and five limited-service branches, including the new full-service Oakway Center Office in Eugene, which opened in January 1999. Acquisition of Northwest National Bank's Hazel Dell branch in Vancouver, Washington was completed on April 30, 1999. Bancorp has also announced plans to open two new full-service Oregon branches to be located in Clackamas and Salem. As a result of Bancorp's recent reorganization along functional lines, at quarter end the Bank had two new Commercial Banking Center offices, one in Eugene and the other in southwest Portland.

     At March 31, 1999, Centennial Mortgage had five offices including the new Oakway Center Office in Eugene, which is adjacent to the new Bank branch at that location.

     Bancorp reported net income of $3.0 million, or $.18 per share, for the three months ended March 31, 1999. This represented a 16% increase in net income as compared to $2.6 million, or $.15 per share, for the three months ended March 31, 1998. The increased earnings reflected primarily the expansion of Bancorp's interest-earning assets and increased net interest income. At March 31, 1999, Bancorp recognized a 14% increase in total assets and a 16% increase in interest-earning assets as compared to March 31, 1998.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     For the three-month period ended March 31, 1999, total assets as well as total liabilities and shareholders' equity were essentially unchanged from fiscal year end December 31, 1998. However, increases were noted in loans, cash and cash equivalents, and other assets which were offset by decreases in mortgage loans held for sale and the liquidation of certain assets held in the investment securities portfolio. A reduction of short-term debt was offset by deposit growth and increased shareholders' equity.

     At March 31, 1999, total assets of $571.4 million represented a decrease from the $572.1 million total at December 31, 1998. Bancorp recognized a $10.3 million increase in net loans as compared to December 31, 1998 as a result of commercial and real estate construction loan growth. Mortgage loans held for sale decreased $4.3 million from year end 1998, primarily due to reduced refinancing activity and normal seasonal slowing.

     A strong surge in business savings deposits near quarter end caused a substantial increase in federal funds sold, resulting in a $6.7 million net overall increase in cash and cash equivalents at March 31, 1999 as compared to December 31, 1998. Federal funds sold represents excess funds which are sold overnight to other financial institutions. Their levels can fluctuate significantly on a daily basis due to Bancorp's cash flows.

     During the quarter, Bancorp's investment portfolio totals decreased $15.9 million as available-for-sale securities were sold for liquidity maintenance prior to the deposit surge at quarter end.

     For the three-month period, other assets, primarily other real estate owned
(OREO), increased $2.4 million to $10.6 million as compared to $8.2 million at year end 1998. The OREO increase mainly involved the loans and real estate collateral of one borrower, and management does not believe the increase is reflective of general loan portfolio trends.

     Despite the surge at quarter end, total deposits increased only $4.3 million during the quarter ended March 31, 1999. In most prior years, Bancorp has experienced a modest increase or a decrease in deposits during all or part of the first quarter of the year, with deposit activity increasing significantly the remainder of each year. Management believes that Bancorp's modest deposit increase during the first quarter of 1999 is consistent with Bancorp's historical patterns.

     At March 31, 1999, short-term borrowings totaled $12.9 million, a $7.7 million decrease when compared with totals at December 31, 1998. This decrease in borrowing was related to the previously mentioned quarter end deposit surge as the Bank changed from a net borrower to a net lender of short-term funds.

     Remaining asset and liability category changes during the first quarter of 1999 were comparatively modest.

     March 31, 1999 shareholders' equity was $66.9 million, a $3.2 million increase over December 31, 1998. The increase resulted from net income and stock option exercises.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Total interest income increased $1.6 million (or 13.7%) during the three months ended March 31, 1999 as compared to the same period in 1998. This increase was due to increased overall loan totals during the first quarter of 1999 as compared to the first quarter of 1998.

     Total interest expense increased $246,000 (or 6.9%) for the three months ended March 31, 1999 as compared to the same period in 1998. This increase was due to higher levels of interest-bearing deposits held during the first quarter of 1999 as compared to the first quarter of 1998.

     The increase in interest earned, partially offset by the increase in interest expense, served to increase Bancorp's net interest income by $1.3 million (or 16.9%) over the first quarter of 1998.

     During the three months ended March 31, 1999, Bancorp charged a $500,000 loan loss provision to operations as compared to $300,000 during the three months ended March 31, 1998. The increase in loss provision was primarily due to Bancorp's increasing loan totals.

     At March 31, 1999, Bancorp's allowance for loan losses was $4.9 million, as compared to $4.5 million and $3.7 million at December 31, 1998 and March 31, 1998, respectively. Management believes that the allowance is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Bancorp. The allowance is based on estimates, and actual losses may vary from those currently estimated.

     Noninterest income increased $142,600 for the three months ended March 31, 1999 as compared to the same period in 1998. This increase was primarily attributable to higher gains on sales of loans and securities, and increased service charge income on deposit accounts.

     Noninterest expense increased $436,200 during first quarter 1999 as compared to first quarter 1998. The increase primarily resulted from Bancorp's general business growth and expansion, and mostly consisted of a $266,700 increase in salaries and benefits, and a $148,400 increase in premises and equipment expenditures.

     At March 31, 1999, the provision for income taxes was $1.6 million, an increase of $406,700 over the provision at March 31, 1998 and primarily resulted from Bancorp's increased pre-tax income.

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

     Bancorp did not experience a material change in market risk at March 31, 1999 as compared to December 31, 1998.

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

         Along with federal funds lines, the Bank maintains a cash management advance line of credit with the Federal Home Loan Bank ("FHLB") in Seattle, Washington, which allows temporary borrowings for the Bank's liquidity needs. At March 31, 1999, the Bank did not have any borrowings outstanding with the FHLB.

     At March 31, 1999, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 11.5% and 12.4%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At March 31, 1999, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 11.6%. The FRB's current minimum leverage capital ratio guideline is 3%.

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

     The federal banking regulators have issued several statements providing guidance to financial institutions on the steps the regulators expect financial institutions to take to become Year 2000 compliant. Bancorp's Year 2000 programs are designed to comply with this guidance. Each of the federal banking regulators is also examining the financial institutions under its jurisdiction to assess each institution's compliance with the outstanding guidance. If an institution's progress in addressing the Year 2000 problem is deemed by its primary federal regulator to be less than satisfactory, the institution will be required to enter into a memorandum of understanding with the regulator which will, among other things, require the institution to promptly develop and submit an acceptable plan for becoming Year 2000 compliant and to provide periodic reports describing the institution's progress in implementing the plan. Failure to satisfactorily address the Year 2000 problem may also expose a financial institution to other forms of enforcement action that its primary federal regulator deems appropriate to address the deficiencies in the institution's Year 2000 remediation program.

     Bancorp is heavily reliant on computers for accounting for customer records and transactions, as well as operating performance. Recognizing the risks of the Year 2000 problem, management organized a task force in early 1997 to identify and address the issues related to the Year 2000. Also, in order to elevate public awareness of the potential for Year 2000 problems, management organized and sponsored community seminars, conducted periodic speaking engagements, and included updates in customer statements in both the Eugene and Portland-area markets.

     To date, Bancorp's Year 2000 task force has identified the internal computer hardware and software utilized by Bancorp, as well as mechanical systems which may be dependent upon computer components, and contacted vendors seeking their certification of Year 2000 compliance (Bancorp does not utilize any proprietary computer hardware or software). The task force has retained computer consultants to assist with testing of computer hardware and software. The testing process is on schedule and expected to be completed by June 30, 1999. Results to date indicate systems are compliant. Management anticipates that testing will be completed according to regulatory guidelines. Additional testing may continue through year end 1999 to ensure continued systems compliance to the maximum extent possible.

     Management of Bancorp has also required that lending personnel ascertain loan customer awareness and intent to timely achieve Year 2000 compliance. Bancorp's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address their Year 2000 issues. As a result, there may be increases in problem loans and credit losses in future years. In addition, because of the possible effects on Bancorp's cash needs and liquidity, management has interviewed selected significant deposit customers to determine their Year 2000 compliance efforts and anticipated potential cash requirements due to the Year 2000 problem.

     Bancorp's inquiry of each of its material vendors, borrowers and depositors has not disclosed that any such person has failed to adequately address the Year 2000 issue. Notwithstanding Bancorp's efforts, there can be no assurance that these or other third parties significant to Bancorp's operations will adequately address such issue.

     During 1998, management budgeted $100,000 and spent $74,000 for Year 2000 compliance costs. The 1999 budget for such costs is $200,000 (recently reduced from $300,000). For the three months ended March 31, 1999, expenditures totaled $29,000. Bancorp has recognized no Year 2000 equipment impairment writedowns to date and does not anticipate that any will be incurred.

     Management believes that its efforts to achieve Year 2000 compliance and the impact of the Year 2000 problem will not have a material effect on operations. Although Bancorp believes the actions being taken at this time are suitable and appropriate to address the Year 2000 issue, there can be no assurance that such measures will be sufficient or that Year 2000 issues will not have an adverse impact, at least temporarily, on operations. Specific factors which could affect Bancorp's ability to address Year 2000 issues include the ability to locate and correct all relevant systems, the ability of consultants to complete their testing on schedule, the compliance of third-party vendors and service providers upon whom Bancorp relies, and similar uncertainties.

     Management believes that a reasonably likely worst case scenario as to the effect on Bancorp of the Year 2000 compliance issue is that one or more significant third parties fail to become Year 2000 compliant and disrupt the Company's operations. It is not possible to quantify the potential impact of any such disruption at this time.

     Bancorp is preparing contingency plans to minimize disruption to its operations due to Year 2000 issues. Included are plans to insulate critical business operations and develop alternatives to mitigate potential effects of critical third parties whose own failure to properly address Year 2000 issues may adversely impact Bancorp operations. Alternative strategies and contingency plans for liquidity and cash are also included as part of such plans. The contingency plans are expected to be substantially completed for critical business operations by June 30, 1999. Review and validation of these plans will continue through the remainder of 1999.
There can be no assurance that any such plans will fully mitigate any failures or problems.

     The forward-looking statements contained herein with regard to the timing and overall cost estimates of Bancorp's efforts to address the Year 2000 problem are based upon Bancorp's experience thus far in this effort. Should Bancorp encounter unforeseen difficulties either in the continuing review of its computerized systems, their ultimate remediation, or the response of parties with which it does business or from which it obtains services, the actual results could vary significantly from the estimates contained in these forward-looking statements.

     The disclosure contained in this Quarterly Report as well as the information in reports previously filed by Bancorp with the Securities and Exchange Commission regarding Bancorp's Year 2000 readiness are designated as Year 2000 readiness disclosures under the Year 2000 Information and Readiness Disclosure Act.

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


                              CENTENNIAL BANCORP



Dated:  May 14, 1999           /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  May 14, 1999           /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer