Form 10-Q
period 1999-06-30
CENTENNIAL BANCORP
filed 1999-08-11
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                    Washington, D. C.  20549

                          FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended June 30, 1999
                               -------------

                                 OR

/ /      Transition Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the transition period from            to
                               ----------    ----------

Commission File Number   0-10489
                       -----------


                     CENTENNIAL BANCORP
     (Exact name of registrant as specified in its charter)


       OREGON                             93-0792841
(State of Incorporation)               (I.R.S. Employer
                                     Identification Number)


                    Benjamin Franklin Plaza
                One S.W. Columbia Street, Suite 900
                    Portland, Oregon  97258
           (Address of principal executive offices)
                         (Zip Code)

                       (503) 973-5556
     (Registrant's telephone number, including area code)


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


17,842,951 shares as of July 30, 1999.

                        CENTENNIAL BANCORP

                           FORM 10-Q

                          JUNE 30, 1999

                              INDEX
                              -----

                                                         Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of               4
     June 30, 1999 and December 31, 1998

Condensed Consolidated Statements of Income for
     the six months and the quarter ended
     June 30, 1999 and 1998                               5

Condensed Consolidated Statements of Changes in
     Shareholders' Equity for the six months
     ended June 30, 1999 and 1998                         6

Condensed Consolidated Statements of Cash Flows
     for the six months ended June 30, 1999 and 1998      7

Notes to Condensed Consolidated Financial Statements      8 - 12

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        13 - 14
          Material Changes in Financial Condition         14 - 15
          Material Changes in Results of Operations       15 - 16
          Market Risk                                     16
          Liquidity and Capital Resources                 17
          Effects of the Year 2000                        17 - 20

PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote
         of Security Holders                              21

Item 6 - Exhibits and Reports on Form 8-K.                21

Signatures                                                22

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                      June 30,               December 31,
                                                                       1999                     1998
                                                                   -------------            -------------
ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 33,832,243            $ 40,838,367
     Federal funds sold                                                5,315,000               1,003,000
                                                                    ------------            ------------
               Total cash and cash equivalents                        39,147,243              41,841,367
Securities available-for-sale                                         56,854,987              76,793,378
Mortgage loans held for sale                                          18,432,524              11,039,045
Loans, net                                                           502,637,862             416,524,430
Federal Home Loan Bank stock                                           5,274,400               5,083,700
Premises and equipment, net                                           14,350,561              12,613,321
Other assets                                                          19,626,118               8,154,849
                                                                    ------------            ------------
                                                                    $656,323,695            $572,050,090
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $116,444,840            $102,714,344
          Interest-bearing demand                                    236,045,773             204,032,594
          Savings                                                     33,650,936              18,483,765
          Time                                                       164,901,202             158,635,593
                                                                    ------------            ------------
               Total deposits                                        551,042,751             483,866,296
     Short-term borrowings                                            34,349,985              20,600,071
     Accrued interest and other liabilities                            2,038,949               3,866,582
                                                                    ------------            ------------
               Total liabilities                                     587,431,685             508,332,949
Shareholders' equity:
     Preferred stock                                                          --                      --
     Common stock, 17,833,636 shares issued and outstanding
          (16,869,363 at December 31, 1998)                           30,163,015              29,690,949
     Retained earnings                                                39,522,026              33,517,242
     Accumulated other comprehensive income/(loss)                      (793,031)                508,950
                                                                    ------------            ------------
               Total shareholders' equity                             68,892,010              63,717,141
                                                                    ------------            ------------
                                                                    $656,323,695            $572,050,090
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                ---------------------------       --------------------------
                                                   1999             1998                1999           1998
                                                ----------      -----------       -----------     ----------
INTEREST INCOME
     Interest and fees on loans                $12,859,313     $10,966,568        $24,514,449    $20,981,826
     Interest on investment securities             960,249       1,199,677          2,133,723      2,441,136
     Other interest income                         119,913          65,468            185,168        147,916
                                               -----------      ----------        -----------    -----------
          Total interest income                 13,939,475      12,231,713         26,833,340     23,570,878
INTEREST EXPENSE
     Interest on deposits                        3,987,722       3,629,420          7,650,584      7,006,488
     Interest on short-term borrowings             248,808          93,208            419,126        180,746
     Interest on long-term debt                         --         117,522                 --        240,126
                                                ----------      ----------        -----------    -----------
          Total interest expense                 4,236,530       3,840,150          8,069,710      7,427,360
                                                ----------      ----------        -----------    -----------
NET INTEREST INCOME                              9,702,945       8,391,563         18,763,630     16,143,518
     Loan loss provision                           600,000         300,000          1,100,000        600,000
                                                ----------      ----------        -----------    -----------
          Net interest income after
            loan loss provision                  9,102,945       8,091,563         17,663,630     15,543,518
NONINTEREST INCOME
     Service charges                               363,340         295,570            685,210        568,098
     Other                                         185,238         137,401            370,904        319,916
     Net gains on sales of loans                   278,427         425,153            653,783        730,891
     Net gains on sales of investment securities   132,819         262,004            298,625        407,316
                                                ----------      ----------        -----------    -----------
          Total noninterest income                 959,824       1,120,128          2,008,522      2,026,221
NONINTEREST EXPENSE
     Salaries and employee benefits              3,343,331       3,374,468          6,620,698      6,385,155
     Premises and equipment                        787,367         690,704          1,526,553      1,281,535
     Legal and professional                        178,900         218,966            310,338        410,138
     Advertising                                   216,085         191,549            359,114        336,530
     Printing and stationery                       149,685         119,001            263,270        225,830
     Other                                         643,515         450,075          1,253,485        983,962
                                               -----------      ----------        -----------    -----------
          Total noninterest expense              5,318,883       5,044,763         10,333,458      9,623,150
                                               -----------      ----------        -----------    -----------

Income before income taxes                       4,743,886       4,166,928          9,338,694      7,946,589
Provision for income taxes                       1,698,860       1,354,200          3,333,910      2,582,600
                                               ------------     -----------       ------------   ------------

NET INCOME                                     $ 3,045,026     $ 2,812,728        $ 6,004,784    $ 5,363,989
                                               ===========      ==========        ===========    ===========

Earnings per common share:
     Basic                                      $      .17      $      .16        $       .34     $      .30
     Diluted                                    $      .17      $      .15        $       .33     $      .29

Weighted average common shares outstanding:
     Basic                                      17,817,427      17,650,873        17,793,635      17,639,723
     Diluted                                    18,385,701      18,515,233        18,440,511      18,511,351

See accompanying notes.

                                                            CENTENNIAL BANCORP
                                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (Unaudited)

                                                                                                         Accumulated
                                                                                                            Other         Total
                                                  Comprehensive    Number of   Common       Retained    Comprehensive  Shareholders'
                                                     Income         Shares      Stock       Earnings    Income/(Loss)     Equity
                                                     ------         ------      ------      --------    -------------     ------
Balance at December 31, 1997                                    14,515,676    $29,031,352   $22,082,696    $696,110    $51,810,158

Comprehensive Income:
     Net Income                                    $5,363,989                                 5,363,989                  5,363,989
     Other comprehensive income, net of tax:
          Unrealized gain/(loss) on available-
          for-sale securities                         283,446                                               283,446        283,446
          Reclassification adjustment for net
          gains on sales of securities included
          in net income                              (407,316)                                             (407,316)      (407,316)
                                                   ----------
Comprehensive Income                               $5,240,119
                                                   ==========

Stock split (5%)                                                    727,386                                                     --

Stock options exercised                                              48,254       117,443                                  117,443
                                                                 ----------   -----------   -----------    --------    -----------
Balance at June 30, 1998                                         15,291,316   $29,148,795   $27,446,685    $572,240    $57,167,720
                                                                 ==========   ===========   ===========    ========    ===========

Balance at December 31, 1998                                     16,869,363   $29,690,949   $33,517,242    $508,950    $63,717,141

Comprehensive Income:
     Net Income                                    $6,004,784                                 6,004,784                  6,004,784
     Other comprehensive income, net of tax:
          Unrealized gain/(loss) on available-
          for-sale securities                      (1,003,356)                                           (1,003,356)    (1,003,356)
          Reclassification adjustment for net
          gains on sales of securities included
          in net income                              (298,625)                                             (298,625)      (298,625)
                                                   ----------
Comprehensive Income                               $4,702,803
                                                   ==========

Stock split (5%)                                                    843,468                                                     --

Stock options exercised                                             120,805       295,447                                  295,447

Tax benefit of stock options exercised                                            176,619                                  176,619
                                                                 ----------   -----------   -----------   ----------   -----------
Balance at June 30, 1999                                         17,833,636   $30,163,015   $39,522,026   ($793,031)   $68,892,010
                                                                 ===========  ===========   ===========   ==========   ===========

                                            CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  --------------------------
                                                                                       1999          1998
                                                                                  ------------  ------------
Net cash provided/(used) by operating activities                                 ($12,687,419)  $ 2,549,841
                                                                                 ------------    ----------
Cash flows from investing activities:
     Net increase in loans                                                        (87,174,322)  (37,240,073)
     Investment security purchases                                                 (6,125,598)   (1,996,719)
     Proceeds from investment securities:
          Maturities                                                                1,204,502     9,428,809
          Sales                                                                    23,073,906     5,933,057
     Purchases of premises and equipment                                           (2,383,628)   (1,602,839)
                                                                                  -----------   -----------
          Net cash used in investing activities                                   (71,405,140)  (25,477,765)

Cash flows from financing activities:
     Net increase in deposits                                                      67,176,455    29,442,533
     Net increase (decrease) in short-term borrowings                              13,749,914    (3,088,126)
     Proceeds from issuance of common stock                                           472,066       117,443
                                                                                  -----------   -----------
          Net cash provided by financing activities                                81,398,435    26,471,850
                                                                                  -----------   -----------
Net increase (decrease) in cash and cash equivalents                               (2,694,124)    3,543,926
Cash and cash equivalents at beginning of period                                   41,841,367    50,069,239
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $39,147,243   $53,613,165
                                                                                  ===========   ===========

See accompanying notes.

                        CENTENNIAL BANCORP
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1.   Basis of Presentation
     ---------------------

     The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly owned subsidiaries, Centennial Bank ("Bank") and Centennial Mortgage Co. ("Mortgage Co."). The Bank is an Oregon state-chartered bank which provides commercial banking services. Mortgage Co. originates residential mortgage loans for resale in the secondary market as well as loans for acquisition, development and construction of residential and commercial properties.

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

     Certain amounts for 1998 have been reclassified to conform to the 1999 presentation.

2.   Securities Available-for-Sale
     -----------------------------
     Securities available-for-sale consisted of the following at June 30, 1999 and December 31, 1998:

                                      Gross       Gross    Estimated
                        Amortized   Unrealized  Unrealized    Fair
                          Cost        Gains       Losses      Value
                          ----        -----       ------      -----
     June 30, 1999:
     U.S. Treasuries   $ 1,399,751   $  9,620 $    1,169 $ 1,408,202
     U.S. Government
        agencies        27,988,110         --  1,105,200  26,882,910
     Obligations of
        states and
        political
        subdivisions    23,430,300    194,573    307,724  23,317,149
     Corporate bonds     2,308,019      1,067     53,007   2,256,079
     Mortgage-backed
        securities       3,007,906         --     17,259   2,990,647
                       -----------   --------   -------- -----------
        Total          $58,134,086   $205,260 $1,484,359 $56,854,987
                       ===========   ========  ========= ===========

     December 31, 1998:

     U.S. Treasuries   $ 1,398,726  $  36,190 $       -- $ 1,434,916
     U.S. Government
        agencies        39,479,940    116,050    333,250  39,262,740
     Obligations of
        states and
        political
        subdivisions    28,571,672  1,006,580         --  29,578,252
     Corporate bonds     2,304,968     13,059      6,749   2,311,278
     Mortgage-backed
        securities       4,217,462      1,330     12,600   4,206,192
                       -----------  ---------   -------- -----------
        Total          $75,972,768 $1,173,209   $352,599 $76,793,378
                       =========== ==========   ======== ===========

3.   Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the loan portfolio was as follows:

                                        June 30,    December 31,
                                          1999          1998
                                     ------------   ------------
     Real estate -- mortgage         $110,912,403   $ 94,692,594
     Real estate -- construction      176,586,638    151,163,783
     Commercial                       207,356,393    163,954,595
     Installment                        7,202,795      7,073,011
     Lease financing                    3,442,823      1,896,609
     Other                              3,600,369      3,137,402
                                     ------------   ------------
                                      509,101,421    421,917,994
     Allowance for loan losses         (5,507,474)    (4,450,614)
     Less deferred loan fees             (956,085)      (942,950)
                                     ------------   ------------
                                     $502,637,862   $416,524,430
                                     ============   ============

     Loans held for sale of $18,432,524 and $11,039,045 at June 30, 1999 and December 31, 1998, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the allowance for loan losses were as follows for the six months ended June 30:

                                           1999          1998
                                       -----------    -----------
     Balance at beginning of period    $4,450,614     $3,348,914
     Provision charged to operations    1,100,000        600,000
     Recoveries                            32,897         28,271
     Loans charged off                    (76,037)       (41,817)
                                       ----------     ----------
     Balance at end of period          $5,507,474     $3,935,368
                                       ==========     ==========

     At June 30, 1999, Bancorp had 14 loans requiring a specific valuation allowance in accordance with SFAS No. 114, as amended by SFAS No. 118 (11 loans at December 31, 1998). The specific valuation allowance was $850,000 on loans with remaining principal outstanding of $10,559,000 at June 30, 1999 ($563,000 and $5,218,000, respectively, at December 31, 1998). Each loan with a current outstanding principal balance of less than $100,000 is grouped into one homogenous pool when considering the valuation allowance.

     At June 30, 1999 and December 31, 1998, the specific valuation allowance for these smaller loans was insignificant. The increase in the specific valuation allowance at June 30, 1999 was primarily attributable to two borrowers for which the specific valuation allowance was $300,000 on loans with remaining principal outstanding of $6,821,000.

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 1999 and December 31, 1998 were approximately $1,390,000 and $3,841,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $964,000 at June 30, 1999, and approximately $1,043,000 at December 31, 1998. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at June 30, 1999 or December 31, 1998.


4.   Short-Term Borrowings
     ---------------------
     Short-term borrowings consisted of the following:

                                June 30, 1999   December 31, 1998
                                -------------   -----------------
     Securities sold under
       agreement to repurchase   $ 6,949,985       $16,100,071
     Federal funds purchased      17,400,000         4,500,000
     Federal Home Loan Bank       10,045,671                --
                                ------------       -----------
                                 $34,395,656       $20,600,071
                                 ===========       ===========

5.  Earnings per Share of Common Stock
    ----------------------------------

     A reconciliation of the weighted average shares used to compute basic and diluted earnings per share is as follows:

                                      Three Months Ended June 30
                                      --------------------------
                                          1999          1998
                                      -----------    -----------
Weighted average shares
       outstanding - basic             17,817,427    17,650,873
     Additional shares from
       stock options                      568,274       864,360
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           18,385,701    18,515,233
                                       ==========    ==========

                                       Six Months Ended June 30
                                       ------------------------
                                          1999          1998
                                       ----------    ----------
Weighted average shares
       outstanding - basic             17,793,635    17,639,723
     Additional shares from
       stock options                      646,876       871,628
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           18,440,511    18,511,351
                                       ==========    ==========

     The weighted average number of common shares outstanding reflects the retroactive effect of stock splits and stock dividends including a 5% stock split declared July 21, 1999 for shareholders of record as of July 30, 1999.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS WHICH EXPRESSLY OR IMPLICITLY PREDICT FUTURE RESULTS, PERFORMANCE OR EVENTS ARE FORWARD-LOOKING. IN ADDITION, THE WORDS "ANTICIPATE," "BELIEVE," "INTEND," AND "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE: (1) POTENTIAL DELAYS OR OTHER PROBLEMS IN IMPLEMENTING BANCORP'S GROWTH AND EXPANSION STRATEGY; (2) THE ABILITY TO ATTRACT NEW DEPOSITS AND LOANS; (3) INTEREST RATE FLUCTUATIONS; (4) COMPETITIVE FACTORS AND PRICING PRESSURES; (5) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY; (6) CHANGES IN LEGAL AND REGULATORY REQUIREMENTS; (7) CHANGES IN TECHNOLOGY; AND (8) YEAR 2000 PROBLEMS, AS WELL AS OTHER FACTORS DESCRIBED IN THIS AND OTHER BANCORP REPORTS AND STATEMENTS, INCLUDING, BUT NOT LIMITED TO, EXHIBIT 99.1 TO BANCORP'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH IS INCORPORATED HEREIN BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE ITS FORWARD-LOOKING STATEMENTS.


OVERVIEW
--------

     Centennial Bancorp, an Oregon corporation, was organized in 1981 as a bank holding company and has two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. Bancorp primarily serves the Eugene, Oregon and Portland, Oregon markets.

     At June 30, 1999, Centennial Bank operated 11 full-service and five limited-service branches, including the new full-service Hazel Dell Office in Vancouver, Washington which was acquired from Northwest National Bank in April 1999 and began operating May 3, 1999 as the Bank's first branch in the state of Washington. During July 1999, two new full-service branches in Oregon opened for business in downtown Portland and downtown Salem. At quarter end, the Bank had two commercial lendingoffices, one each in Eugene and Southwest Portland. A third commercial lending office located in the new downtown Portland branch opened during July. Bancorp has also announced plans to open a new full-service branch and a new commercial lending office in Clackamas, Oregon.

     At June 30, 1999, Centennial Mortgage had three Portland and two Eugene offices.

     Centennial Bancorp reported net income of $6.0 million, or $.34 per share (basic), for the six months ended June 30, 1999. This represented an 11.9% increase in net income and a 13.3% increase in earnings per share (basic), as compared to $5.4 million, or $.30 per share, for the six months ended June 30, 1998. Net income of $3.0 million, or $.17 per share, for the quarter ended June 30, 1999 represented an 8.3% increase in net income and a 6.3% increase in earnings per share (basic), as compared to $2.8 million, or $.16 per share, for the quarter ended June 30, 1998. The increased earnings during the six months and the quarter ended June 30, 1999 primarily reflect the expansion of Bancorp's interest-earning assets and increased net interest income. At June 30, 1999, Bancorp recognized a 25.2% increase in total assets and a 25.5% increase in interest-earning assets as compared to June 30, 1998.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the six months ended June 30, 1999 included an increase in total assets, primarily in loans, loans held for sale and goodwill. Asset growth was funded by deposit increases, short-term borrowings, sales of investment securities and net income.

     At June 30, 1999, total assets were $656 million, representing an increase of 14.7%, or $84.3 million, over total assets of $572 million at December 31, 1998. Loans and loans held for sale increased $93.5 million as compared to December 31, 1998, mainly due to increases in commercial, real estate construction and development, and residential mortgage loan activity.

     During the six-month period, Bancorp's investment portfolio totals decreased $19.9 million as available-for-sale securities were sold to help fund overall asset growth.

     At June 30, 1999, other assets totaled $19.6 million, an $11.5 million increase when compared to December 31, 1998. The increase primarily resulted from $9.0 million of goodwill associated with the acquisition of the Hazel Dell Office, which is being amortized over 15 years.

     Total deposits increased $67.2 million, or 13.8%, to $551 million at June 30, 1999 as compared to December 31, 1998. The increase was concentrated in the demand, interest-bearing demand and savings account categories.

     At June 30, 1999, short-term borrowings totaled $34.3 million, a $13.7 million increase when compared with totals at December 31, 1998. The increase helped to fund Bancorp's strong second quarter asset growth.

     All other changes in asset and liability categories during the first six months of 1999 were comparatively modest.

     June 30, 1999 shareholders' equity was $68.9 million, a $5.2 million increase over December 31, 1998. The increase resulted from net income and stock option exercises and was partially offset by unrealized losses on available-for-sale securities resulting from increases in market interest rates.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Primarily due to continuing loan growth, total interest income increased $3.3 million (or 13.8%) for the six months and $1.7 million (or 14.0%) for the quarter ended June 30, 1999 as compared to the same periods in 1998.

     Total interest expense increased $642,000 (or 8.6%) for the six months and $396,000 (or 10.3%) for the quarter ended June 30, 1999 as compared to the same 1998 periods. These increases were mainly due to the growth of interest-bearing deposits.

     The increases in interest earned, offset in part by the increases in interest paid, allowed Bancorp's net interest income to increase by $2.6 million (or 16.2%) for the six-month period, and $1.3 million (or 15.6%) for the second quarter of 1999, over the comparable periods in 1998.

     For the six- and three-month periods ended June 30, 1999, Bancorp charged loan loss provisions of $1.1 million and $600,000, respectively, as compared to $600,000 and $300,000 for the same periods in 1998. The increase in loss provision was primarily due to increasing loan totals.

     At June 30, 1999, Bancorp's allowance for loan losses was $5.5 million, as compared to $4.5 million and $3.9 million at December 31, 1998 and June 30, 1998, respectively. Management believes that the allowance is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present and anticipated future economic trends impacting the areas and customers served by Bancorp. The allowance is based on estimates, and actual losses may vary from those currently estimated.

     Noninterest income decreased nominally for the six months and $160,000 (or 14.3%) for the quarter ended June 30, 1999 as compared to the same 1998 periods. The decreases reflected lower gains on sales of loans and securities and were partially offset by increased service charge income on deposit accounts. Increasing mortgage interest rates reduced loan sale gains while a greater volume of deposit accounts and transactions produced the increase in service charge income.

     Noninterest expense increased $710,000 (or 7.4%) for the six months and $274,000 (or 5.4%) for the quarter ended June 30, 1999 as compared to the same 1998 periods. These increases were primarily due to increased salary, employee benefit, and fixed asset expenses resulting from Bancorp's continuing growth and expansion. In addition, approximately $97,000 of the increase for the six months and quarter ended June 30, 1999 was due to amortization of goodwill associated with the acquisition of the Hazel Dell branch.

     The provision for income taxes increased for the six months and the quarter ended June 30, 1999, commensurate with Bancorp's increased pre-tax income.

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

     Bancorp did not experience a material change in market risk at June 30, 1999 as compared to December 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Bancorp's principal subsidiary, Centennial Bank, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Generally, the Bank's major sources of liquidity are customer deposits, sales and maturities of investment securities, the use of federal funds markets and other short-term borrowings, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

     Along with federal funds lines, the Bank maintains a cash management advance line of credit with the Federal Home Loan Bank, Seattle, Washington, which allows temporary borrowings for liquidity. At June 30, 1999, Bancorp had $10.0 million in borrowings outstanding from the Federal Home Loan Bank of Seattle under the cash management advance line.

     At June 30, 1999, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 9.2% and 10.1%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At June 30, 1999, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 10.1%. The FRB's current minimum leverage capital ratio guideline is 3%.

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

     Bancorp is heavily reliant on computers for accounting for customer records and transactions, as well as operating performance. Recognizing the risks of the Year 2000 problem, management organized a task force in early 1997 to identify and address the issues related to the Year 2000. Also, in order to elevate public awareness of the potential for Year 2000 problems, management organized and sponsored community seminars and conducted periodic speaking engagements in both the Eugene- and Portland-area markets. Bancorp also included Year 2000 updates in customer statements.

     To date, Bancorp's Year 2000 task force has identified the internal computer hardware and software utilized by Bancorp, as well as mechanical systems which may be dependent upon computer components, and contacted vendors seeking their certification of Year 2000 compliance (Bancorp does not utilize any proprietary computer hardware or software). The task force has retained computer consultants to assist with testing of computer hardware and software. The testing process was completed on schedule according to regulatory guidelines. Results to date indicate systems are compliant. Additional testing may continue through year end 1999 to ensure systems compliance to the maximum extent possible.

     Management of Bancorp has also required that lending personnel determine loan customer awareness and intent to timely achieve Year 2000 compliance. Bancorp's credit risk associated with borrowers may increase to the extent borrowers fail to adequately address their Year 2000 issues. As a result, there may be increases in problem loans and credit losses in future years. In addition, because of the possible effects on Bancorp's cash needs and liquidity, management has interviewed selected significant deposit customers to determine their Year 2000 compliance efforts and anticipated potential cash requirements due to the Year 2000 problem.

     Bancorp's inquiry of each of its material vendors, borrowers and depositors has not disclosed that any such person has failed to adequately address the Year 2000 issue. Notwithstanding Bancorp's efforts, there can be no assurance that these or other third parties significant to Bancorp's operations will adequately address such issue.

     During 1998, management budgeted $100,000 and spent $74,000 for Year 2000 compliance costs. The 1999 budget for such costs is $200,000 (reduced from $300,000). For the six months ended June 30, 1999, expenditures totaled $50,000. Bancorp has recognized no Year 2000 equipment impairment writedowns to date and does not anticipate that any will be incurred.

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

     Bancorp has prepared contingency plans to minimize disruption to its operations due to Year 2000 issues. Included are plans to insulate critical business operations and develop alternatives to mitigate potential effects of critical third parties whose own failure to properly address Year 2000 issues may adversely impact Bancorp operations. Alternative strategies and contingency plans for liquidity and cash are also included as part of such plans. The contingency plans for critical business operations were completed during the second quarter as anticipated. Review and validation of these plans will continue through the remainder of 1999. There can be no assurance that any such plans will fully mitigate any failures or problems.

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

                   PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

     Centennial Bancorp held its annual meeting of shareholders on May 19, 1999. At the meeting, Dan Giustina, Cordy H. Jensen, Robert L. Newburn, Brian B. Obie, Ted Winnowski and Richard C. Williams were reelected to the Board of Directors for one-year terms. Voting on the election of directors was as follows:

                                Votes        Votes
                                 For       Withheld
                             ----------    --------

     Dan Giustina            14,094,921     57,514
     Cordy H. Jensen         14,096,188     56,247
     Robert L. Newburn       14,092,725     59,710
     Brian B. Obie           14,088,759     63,676
     Ted Winnowski           14,091,891     60,544
     Richard C. Williams     14,091,940     60,495

There were no abstentions or broker non-votes with respect to the election of directors.

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


                              CENTENNIAL BANCORP



Dated:  August 5, 1999        /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  August 9, 1999        /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer