Form 10-Q
period 1999-09-30
CENTENNIAL BANCORP
filed 1999-11-15
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended September 30, 1999
                               ------------------

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

17,853,097 shares as of October 29, 1999.

                               CENTENNIAL BANCORP

                                    FORM 10-Q

                               SEPTEMBER 30, 1999

                                      INDEX
                                      -----

                                                         Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of
September 30, 1999 and December 31, 1998.                 4

Condensed Consolidated Statements of Income for
     the nine months and the quarter ended
     September 30, 1999 and 1998                          5

Condensed Consolidated Statements of Changes in
     Shareholders' Equity for the nine months
     ended September 30, 1999 and 1998                    6

Condensed Consolidated Statements of Cash Flows
     for the nine months ended September 30, 1999
     and 1998                                             7

Notes to Condensed Consolidated Financial Statements      8 - 12

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        13 - 14
          Material Changes in Financial Condition         14 - 15
          Material Changes in Results of Operations       15 - 16
          Market Risk                                     16
          Liquidity and Capital Resources                 16 - 17
          Effects of the Year 2000                        17 - 19

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K.                20

Signatures                                                21

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                   September 30,             December 31,
                                                                       1999                     1998
                                                                   -------------            -------------
ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 34,372,618            $ 40,838,367
     Federal funds sold                                                1,825,000               1,003,000
                                                                    ------------            ------------
               Total cash and cash equivalents                        36,197,618              41,841,367
Securities available-for-sale                                         60,733,350              76,793,378
Mortgage loans held for sale                                           6,095,711              11,039,045
Loans, net                                                           536,677,822             416,524,430
Federal Home Loan Bank stock                                           5,370,700               5,083,700
Premises and equipment, net                                           14,666,310              12,613,321
Other assets                                                          20,918,396               8,154,849
                                                                    ------------            ------------
                                                                    $680,659,907            $572,050,090
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $118,494,372            $102,714,344
          Interest-bearing demand                                    249,203,070             204,032,594
          Savings                                                     30,773,186              18,483,765
          Time                                                       171,770,055             158,635,593
                                                                    ------------            ------------
               Total deposits                                        570,240,683             483,866,296
     Short-term borrowings                                            34,469,007              20,600,071
     Accrued interest and other liabilities                            4,288,434               3,866,582
                                                                    ------------            ------------
               Total liabilities                                     608,998,124             508,332,949
Shareholders' equity:
     Preferred stock                                                          --                      --
     Common stock, 17,853,097 shares issued and outstanding
          (16,869,363 at December 31, 1998)                           30,223,499              29,690,949
     Retained earnings                                                42,623,984              33,517,242
     Accumulated other comprehensive income/(loss)                    (1,185,700)                508,950
                                                                    ------------            ------------
               Total shareholders' equity                             71,661,783              63,717,141
                                                                    ------------            ------------
                                                                    $680,659,907            $572,050,090
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                ---------------------------       --------------------------
                                                   1999             1998                1999           1998
                                                ----------      -----------       -----------     ----------
INTEREST INCOME
     Interest and fees on loans                $14,248,120     $11,494,731        $38,762,569    $32,476,557
     Interest on investment securities             950,018       1,092,436          3,083,741      3,533,572
     Other interest income                          75,588         446,038            260,756        593,954
                                               -----------      ----------        -----------    -----------
          Total interest income                 15,273,726      13,033,205         42,107,066     36,604,083
INTEREST EXPENSE
     Interest on deposits                        4,333,635       4,104,959         11,984,219     11,111,447
     Interest on short-term borrowings             336,294         120,350            755,420        301,096
     Interest on long-term debt                         --          32,771                 --        272,897
                                                ----------      ----------        -----------    -----------
          Total interest expense                 4,669,929       4,258,080         12,739,639     11,685,440
                                                ----------      ----------        -----------    -----------
NET INTEREST INCOME                             10,603,797       8,775,125         29,367,427     24,918,643
     Loan loss provision                           600,000         600,000          1,700,000      1,200,000
                                                ----------      ----------        -----------    -----------
          Net interest income after
            loan loss provision                 10,003,797       8,175,125         27,667,427     23,718,643
NONINTEREST INCOME
     Service charges                               373,018         310,149          1,058,228        878,247
     Other                                         197,213         155,032            568,117        474,948
     Net gains on sales of loans                   128,157         389,720            781,940      1,120,611
     Net gains on sales of investment securities        --         192,569            298,625        599,885
                                                ----------      ----------        -----------    -----------
          Total noninterest income                 698,388       1,047,470          2,706,910      3,073,691
NONINTEREST EXPENSE
     Salaries and employee benefits              3,462,172       3,172,377         10,082,870      9,557,532
     Premises and equipment                        895,413         669,206          2,421,966      1,950,741
     Legal and professional                        154,588         229,355            464,926        639,493
     Advertising                                   227,016         165,223            586,130        501,753
     Printing and stationery                       135,658          94,567            398,928        320,397
     Amortization of goodwill                      174,847          21,447            314,405         64,341
     Other                                         671,203         340,398          1,785,130      1,281,466
                                               -----------      ----------        -----------    -----------
          Total noninterest expense              5,720,897       4,692,573         16,054,355     14,315,723
                                               -----------      ----------        -----------    -----------

Income before income taxes                       4,981,288       4,530,022         14,319,982     12,476,611
Provision for income taxes                       1,879,330       1,497,100          5,213,240      4,079,700
                                               -----------      ----------        -----------    -----------

NET INCOME                                     $ 3,101,958     $ 3,032,922        $ 9,106,742    $ 8,396,911
                                               ===========      ==========        ===========    ===========

Earnings per common share:
     Basic                                      $      .17      $      .17        $       .51     $      .48
     Diluted                                    $      .17      $      .16        $       .49     $      .45

Weighted average common shares outstanding:
     Basic                                      17,844,469      17,663,341        17,810,766      17,647,681
     Diluted                                    18,475,706      18,439,855        18,452,371      18,487,256

See accompanying notes.

                                                            CENTENNIAL BANCORP
                                   CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                              (Unaudited)

                                                                                                        Accumulated
                                                                                                           Other         Total
                                                  Comprehensive    Number of   Common        Retained   Comprehensive  Shareholders'
                                                     Income         Shares      Stock        Earnings   Income/(Loss)     Equity
                                                     ------         ------      ------       --------   -------------     ------
Balance at December 31, 1997                                     14,515,676   $29,031,352   $22,082,696     $696,110    $51,810,158

Comprehensive Income:
     Net Income                                    $8,396,911                                 8,396,911                   8,396,911
     Other comprehensive income, net of tax:
          Unrealized gain/(loss) on available-
          for-sale securities                         554,619                                                554,619        586,420
          Reclassification adjustment for net
          gains on sales of securities included
          in net income                              (371,929)                                              (371,929)      (403,730)
                                                   ----------
Comprehensive Income                               $8,579,601
                                                   ==========

Stock split (5%)                                                    727,386                                                      --

Stock options exercised                                              73,807       197,020                                   197,020
                                                                 ----------   -----------   -----------     --------    -----------
Balance at September 30, 1998                                    15,316,869   $29,228,372   $30,479,607     $878,800    $60,586,779
                                                                 ==========   ===========   ===========     ========    ===========

Balance at December 31, 1998                                     16,869,363   $29,690,949   $33,517,242     $508,950    $63,717,141

Comprehensive Income:
     Net Income                                    $9,106,742                                 9,106,742                   9,106,742
     Other comprehensive income, net of tax:
          Unrealized gain/(loss) on available-
          for-sale securities                      (1,509,502)                                            (1,509,502)    (1,509,502)
          Reclassification adjustment for net
          gains on sales of securities included
          in net income                              (185,148)                                              (185,148)      (185,148)
                                                   ----------
Comprehensive Income                               $7,412,092
                                                   ==========

Stock split (5%)                                                    843,468                                                      --

Stock options exercised                                             140,266       355,931                                   355,931

Tax benefit of stock options exercised                                            176,619                                   176,619
                                                                 ----------   -----------   -----------  ------------   -----------
Balance at September 30, 1999                                    17,853,097   $30,223,499   $42,623,984  ($1,185,700)   $71,661,783
                                                                 ==========   ===========   ===========  ============   ===========

                                            CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                       1999          1998
                                                                                  ------------  ------------
Net cash provided by operating activities                                         $ 4,976,666   $ 2,685,604
                                                                                   -----------    ----------
Cash flows from investing activities:
     Net increase in loans                                                       (121,891,128)  (72,297,925)
     Investment security purchases                                                (11,196,470)  (31,984,219)
     Proceeds from investment securities:
          Maturities                                                                1,761,521    20,300,918
          Sales                                                                    23,073,906    11,754,232
     Purchases of premises and equipment                                           (3,144,117)   (3,164,386)
                                                                                  -----------    ----------
          Net cash used in investing activities                                  (111,396,288)  (75,391,380)

Cash flows from financing activities:
     Net increase in deposits                                                      86,374,387    62,829,575
     Net increase in short-term borrowings                                         13,868,936     8,457,663
     Payment of long-term debt                                                             --   (10,000,000)
     Proceeds from issuance of common stock                                           532,550       197,020
                                                                                  -----------   -----------
          Net cash provided by financing activities                               100,775,873    61,484,258
                                                                                  -----------   -----------
Net decrease in cash and cash equivalents                                          (5,643,749)  (11,221,518)
Cash and cash equivalents at beginning of period                                   41,841,367    50,069,239
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $36,197,618   $38,847,721
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

2.   Securities Available-for-Sale
     -----------------------------
     Securities available-for-sale consisted of the following at September 30, 1999 and December 31, 1998:

                                              Gross        Gross       Estimated
                                Amortized   Unrealized   Unrealized      Fair
                                  Cost        Gains        Losses        Value
                                  ----        -----        ------        -----
     September 30, 1999:

     U.S. Treasuries        $ 1,400,304    $ 10,541            --    $ 1,410,845
     U.S. Government
        agencies             27,988,761       1,260    $1,154,080     26,835,941
     Obligations of
        states and
        political
        subdivisions         28,504,873     139,661       840,451     27,804,083
     Corporate bonds          2,302,726       1,010        46,280      2,257,456
     Mortgage-backed
        securities            2,448,855          --        23,830      2,425,025
                            -----------    --------     ---------    -----------
        Total               $62,645,519    $152,472    $2,064,641    $60,733,350
                            ===========    ========     =========    ===========

     December 31, 1998:

     U.S. Treasuries        $ 1,398,726  $   36,190      $     --    $ 1,434,916
     U.S. Government
        agencies             39,479,940     116,050       333,250     39,262,740
     Obligations of
        states and
        political
        subdivisions         28,571,672   1,006,580            --     29,578,252
     Corporate bonds          2,304,968      13,059         6,749      2,311,278
     Mortgage-backed
        securities            4,217,462       1,330        12,600      4,206,192
                            -----------  ----------      --------    -----------
        Total               $75,972,768  $1,173,209      $352,599    $76,793,378
                            ===========  ==========      ========    ===========

3.   Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the loan portfolio was as follows:

                                     September 30,   December 31,
                                          1999          1998
                                     ------------   ------------
     Real estate -- mortgage         $124,068,103   $ 94,692,594
     Real estate -- construction      191,649,211    151,163,783
     Commercial                       211,815,980    163,954,595
     Installment                        7,473,405      7,073,011
     Lease financing                    4,130,701      1,896,609
     Other                              4,516,523      3,137,402
                                     ------------   ------------
                                      543,653,923    421,917,994
     Allowance for loan losses         (5,847,234)    (4,450,614)
     Less deferred loan fees           (1,128,867)      (942,950)
                                     ------------   ------------
                                     $536,677,822   $416,524,430
                                     ============   ============

     Loans held for sale of $6,095,711 and $11,039,045 at September 30, 1999 and December 31, 1998, respectively, represent real estate mortgage loans. These loans are recorded at cost which approximates market.

     Transactions in the allowance for loan losses were as follows for the nine months ended September 30:

                                         1999           1998
                                     -----------     -----------
     Balance at beginning of period  $4,450,614      $3,348,914
     Provision charged to operations  1,700,000       1,200,000
     Recoveries                          47,365          32,237
     Loans charged off                 (350,745)       (426,914)
                                     ----------      ----------
     Balance at end of period        $5,847,234      $4,154,237
                                     ==========      ==========

     At September 30, 1999, Bancorp had 14 loans requiring a specific valuation allowance in accordance with SFAS No. 114, as amended by SFAS No. 118 (11 loans at December 31, 1998). The specific valuation allowance was $824,000 on loans with remaining principal outstanding of $10,813,000 at September 30, 1999 ($563,000 and $5,218,000, respectively, at December 31, 1998).
     Each loan with a current outstanding principal balance of less than $100,000 is grouped into one homogenous pool when considering the valuation allowance.

     At September 30, 1999 and December 31, 1998, the specific valuation allowance for these smaller loans was insignificant. The increase in the specific valuation allowance at September 30, 1999 was primarily attributable to two borrowers for which the specific valuation allowance was $236,000 on loans with remaining principal outstanding of $6,829,000. The amounts owed by one of these borrowers, which had a specific allowance of $125,000 and principal outstanding of $2,500,000 as of September 30, 1999, was paid in full subsequent to quarter end.

     It is Bancorp's policy to place loans on nonaccrual status whenever collection in full of principal and interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 1999 and December 31, 1998 were approximately $998,000 and $3,841,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $2,278,000 at September 30, 1999, and approximately $1,043,000 at December 31, 1998. There were no loans on which the interest rate or payment schedule were modified from their original terms to accommodate a borrower's weakened financial position at September 30, 1999 or December 31, 1998.


4.   Short-Term Borrowings
     ---------------------
     Short-term borrowings consisted of the following:

                                September 30, 1999   December 31, 1998
                                ------------------   -----------------
     Securities sold under
       agreement to repurchase       $12,519,007        $16,100,071
     Federal funds purchased          21,950,000          4,500,000
                                    ------------        -----------
                                     $34,469,007        $20,600,071
                                     ===========        ===========

5.  Earnings per Share of Common Stock
     ----------------------------------

     A reconciliation of the weighted average shares used to compute basic and diluted earnings per share is as follows:

                                Three Months Ended September 30
                                -------------------------------
                                          1999          1998
                                       ----------    ----------
Weighted average shares
       outstanding - basic             17,844,469    17,663,341
     Additional shares from
       stock options                      631,237       776,514
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           18,475,706    18,439,855
                                       ==========    ==========

                                 Nine Months Ended September 30
                                 ------------------------------
                                          1999          1998
                                       ----------    ----------
Weighted average shares
       outstanding - basic             17,810,766    17,647,681
     Additional shares from
       stock options                      641,605       839,575
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           18,452,371    18,487,256
                                       ==========    ==========

     The weighted average number of common shares outstanding reflects the retroactive effect of stock splits and stock dividends.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS WHICH EXPRESSLY OR IMPLICITLY PREDICT FUTURE RESULTS, PERFORMANCE OR EVENTS ARE FORWARD-LOOKING. IN ADDITION, THE WORDS "ANTICIPATE," "BELIEVE," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE: (1) POTENTIAL DELAYS OR OTHER PROBLEMS IN IMPLEMENTING BANCORP'S GROWTH AND EXPANSION STRATEGY; (2) THE ABILITY TO ATTRACT NEW DEPOSITS AND LOANS; (3) INTEREST RATE FLUCTUATIONS; (4) COMPETITIVE FACTORS AND PRICING PRESSURES; (5) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY; (6) CHANGES IN LEGAL AND REGULATORY REQUIREMENTS; (7) CHANGES IN TECHNOLOGY; AND (8) YEAR 2000 PROBLEMS, AS WELL AS OTHER FACTORS DESCRIBED IN THIS AND OTHER BANCORP REPORTS AND STATEMENTS, INCLUDING, BUT NOT LIMITED TO, EXHIBIT 99.1 TO BANCORP'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1998, WHICH IS INCORPORATED HEREIN BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE ITS FORWARD-LOOKING STATEMENTS.


OVERVIEW
--------

     Centennial Bancorp, an Oregon corporation, was organized in 1981 as a bank holding company and has two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. Bancorp primarily serves the Eugene, Oregon and Portland, Oregon markets.

     At September 30, 1999, Centennial Bank operated 13 full-service and five limited-service branches, including two new full-service Oregon branches opened during July in downtown Portland and downtown Salem. The Bank opened another new full-service branch in Clackamas, Oregon on November 1. At quarter end, the Bank had a total of three commercial lending offices with locations in Eugene, southwest Portland and the new downtown

Portland office which opened in July. Bancorp plans to open another Portland-area commercial lending office at the new Clackamas, Oregon location.

     At September 30, 1999, Centennial Mortgage had three Portland and two Eugene offices.

     Centennial Bancorp reported net income of $9.1 million, or $.51 per share (basic), for the nine months ended September 30, 1999. This represented an 8.5% increase in net income and a 6.3% increase in earnings per share (basic), as compared to $8.4 million, or $.48 per share, for the nine months ended September 30, 1998. Net income of $3.1 million, or $.17 per share, for the quarter ended September 30, 1999 represented a 2.3% increase in net income and stable earnings per share (basic), as compared to $3.0 million, or $.17 per share, for the quarter ended September 30, 1998. The increased earnings during the nine months and the quarter ended September 30, 1999 primarily reflect the expansion of Bancorp's interest-earning assets and increased net interest income. At September 30, 1999, Bancorp recognized a 20.6% increase in total assets and an 18.9% increase in interest-earning assets as compared to September 30, 1998.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the nine months ended September 30, 1999 included strong loan growth, a significant increase in other assets, and the funding support provided by increased deposits, short-term borrowings, sales of investment securities, and net income.

     At September 30, 1999, total assets were $680.7 million, representing an increase of 19.0%, or $108.7 million, over total assets of $572 million at December 31, 1998. Loans and loans held for sale increased $115.2 million as compared to December 31, 1998, mainly due to increases in commercial, real estate mortgage and construction loan totals.

     During the nine-month period, Bancorp's investment portfolio totals decreased $16.1 million as available-for-sale securities were sold to help support loan growth.

     At September 30, 1999, other assets totaled $20.9 million, a $12.7 million increase when compared to December 31, 1998. The increase primarily resulted from $9.0 million of goodwill associated with the acquisition of the Bank's Hazel Dell Office, which is being amortized over 15 years.

     Total deposits increased $86.4 million, or 17.9%, to $570.2 million at September 30, 1999 as compared to December 31, 1998. The increase was concentrated in interest-bearing demand deposits.

     At September 30, 1999, short-term borrowings totaled $34.5 million, a $13.9 million increase when compared with totals at December 31, 1998. The increase helped to fund Bancorp's asset growth.

     All other changes in asset and liability categories during the nine-month period were comparatively modest.

     September 30, 1999 shareholders' equity was $71.7 million, a $7.9 million, or 12.5%, increase over December 31, 1998. The increase was produced by net income and stock option exercises and was partially offset by unrealized losses on available-for-sale securities caused by increases in market interest rates.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Primarily due to continuing loan growth, total interest income increased $5.5 million (or 15.0%) for the nine months and $2.2 million (or 17.2%) for the quarter ended September 30, 1999 as compared to the same periods in 1998.

     Total interest expense increased $1.1 million (or 9.0%) for the nine months and $412,000 (or 9.7%) for the quarter ended September 30, 1999 as compared to the same 1998 periods. These increases were mainly due to the growth of interest-bearing deposits.

     The increases in interest earned, partially offset by the increases in interest paid, allowed Bancorp's net interest income to increase by $4.4 million (or 17.9%) for the nine-month period, and $1.8 million (or 20.8%) for the third quarter of 1999, over the comparable periods in 1998.

     For the nine- and three-month periods ended September 30, 1999, Bancorp charged loan loss provisions of $1.7 million and $600,000, respectively, as compared to $1.2 million and $600,000 for the same periods in 1998. The increase in loss provision was primarily due to increasing loan totals.

     At September 30, 1999, Bancorp's allowance for loan losses was $5.8 million, as compared to $4.5 million and $4.2 million at December 31, 1998 and September 30, 1998, respectively. Management believes that the allowance is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present and anticipated economic trends impacting the areas and customers served by Bancorp. The allowance is based on estimates, and actual losses may vary from those currently estimated.

     Noninterest income decreased $366,000 (or 11.9%) for the nine months and $349,000 (or 33.3%) for the quarter ended September 30, 1999 as compared to the same 1998 periods. The decreases reflected lower gains on sales of loans and securities, primarily the result of rising interest rates, and were partially offset by the increased service charge and fee income associated with Bancorp's growing volume of deposit accounts and customer transactions.

     Noninterest expense increased $1.7 million (or 12.1%) for the nine months and $1.0 million (or 21.9%) for the quarter ended September 30, 1999 as compared to the same 1998 periods. These increases, primarily in salaries and employee benefits, premises and equipment expense and goodwill amortization, were mainly the result of Bancorp's continuing growth and expansion.

     The provision for income taxes increased for the nine months and the quarter ended September 30, 1999, commensurate with Bancorp's increased pre-tax income.

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

     Bancorp did not experience a material change in market risk at September 30, 1999 as compared to December 31, 1998.

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

     Along with federal funds lines, the Bank maintains a cash management advance line of credit with the Federal Home Loan Bank, Seattle, Washington, which allows temporary borrowings for liquidity. At September 30, 1999, the cash management advance line was unused.

     At September 30, 1999, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were approximately 9.3% and 10.1%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At September 30, 1999, Bancorp's capital-to-assets ratio under leverage ratio guidelines was approximately 9.7%. The FRB's current minimum leverage capital ratio guideline is 4%.

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

During 1998, management budgeted $100,000 and spent $74,000 for Year 2000 compliance costs. The 1999 budget for such costs is $200,000 (reduced from $300,000). For the nine months ended September 30, 1999, expenditures totaled approximately $56,000. Management believes the amount budgeted will exceed expenditures for 1999. Bancorp has recognized no Year 2000 equipment impairment writedowns to date and does not anticipate that any will be incurred.

     Management believes that its efforts to achieve Year 2000 compliance and the impact of the Year 2000 problem will not have a material effect on operations. Although Bancorp believes the actions taken at this time are suitable and appropriate to address the Year 2000 issue, there can be no assurance that such measures will be sufficient or that Year 2000 issues will not have an adverse impact, at least temporarily, on operations. Specific factors which could affect Bancorp's ability to address Year 2000 issues include the ability to locate and correct all relevant systems, the ability of consultants to complete their testing on schedule, the compliance of third-party vendors and service providers upon whom Bancorp relies, and similar uncertainties.

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


                              CENTENNIAL BANCORP



Dated:  November 10, 1999         /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  November 10, 1999         /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer