Form 10-K
period 1999-12-31
CENTENNIAL BANCORP
filed 2000-03-30
CIK 702430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF  THE SECURITIES
      EXCHANGE ACT OF 1934
                     For the fiscal year ended: December 31, 1999
                                                -----------------
                                       or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934
                     For the transition period from           to
                                                    ---------     -------

                         Commission file Number: 0-10489
                                                 -------

                               CENTENNIAL BANCORP
                (Name of registrant as specified in its charter)

                                                     93-0792841
               Oregon                              (I.R.S. Employer
      (State of incorporation)                    Identification No.)

                             One S. W. Columbia St.
                             Portland, Oregon 97258
                    (Address of principal executive offices)

                  Registrant's telephone number: (503) 973-5556

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $160,763,112 aggregate market value as of March 15, 2000, based on the price at which the stock was sold.

  Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 19,684,373 shares of Common Stock on March 15, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates information by reference from the issuer's Annual
Report to Shareholders for the fiscal year ended December 31, 1999. Part III is incorporated by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2000.



                                                 CENTENNIAL BANCORP
                                                      FORM 10-K
                                                    ANNUAL REPORT
                                                  TABLE OF CONTENTS
                                                  -----------------


PART I                                                                                                     PAGE
------                                                                                                     ----

Item 1.           DESCRIPTION OF BUSINESS                                                                    4
                  -----------------------
Item 2.           DESCRIPTION OF PROPERTIES                                                                 37
                  -------------------------
Item 3.           LEGAL PROCEEDINGS                                                                         38
                  -----------------
Item 4.           SUBMISSION OF MATTERS TO A VOTE OF
                  ----------------------------------
                       SECURITY HOLDERS                                                                     38
                       ----------------


PART II

                  (Items 5 through 9 are incorporated by reference from Centennial Bancorp's Annual Report to Shareholders)

Item 5.           MARKET FOR BANCORP'S COMMON STOCK
                  ---------------------------------
                       AND RELATED SHAREHOLDER MATTERS                                                      39
                       -------------------------------
Item 6.           SELECTED FINANCIAL DATA                                                                   39
                  -----------------------
Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  ---------------------------------------
                       FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                        39
                       ---------------------------------------------
Item 7A.          QUANTITATIVE AND QUALITATIVE
                       DISCLOSURES ABOUT MARKET RISK                                                        39
                       -----------------------------
Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                               39
                  -------------------------------------------
Item 9.           CHANGES IN AND DISAGREEMENTS WITH
                  ---------------------------------
                       ACCOUNTANTS ON ACCOUNTING AND
                       -----------------------------
                       FINANCIAL DISCLOSURE                                                                 39
                       --------------------


PART III

                  (Items 10 through 13 are incorporated by reference from Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2000)

Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF BANCORP                                               40
                  -------------------------------------------
Item 11.          EXECUTIVE COMPENSATION                                                                    40
                  ----------------------
Item 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  ----------------------------------------
                       OWNERS AND MANAGEMENT                                                                40
                       ---------------------
Item 13.          CERTAIN RELATIONSHIPS AND RELATED
                  ---------------------------------
                       TRANSACTIONS                                                                         40
                       ------------




PART IV

Item 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
                  ----------------------------------------
                  AND REPORTS ON FORM 8-K                                                                   41
                  -----------------------

SIGNATURES                                                                                                  45
----------





                                     PART I

                  THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS THAT EXPRESSLY OR IMPLICITLY PREDICT FUTURE RESULTS, PERFORMANCE OR EVENTS ARE FORWARD-LOOKING. IN ADDITION, THE WORDS "ANTICIPATE," "BELIEVE," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: (1) POTENTIAL DELAYS OR OTHER PROBLEMS IN IMPLEMENTING BANCORP'S GROWTH AND EXPANSION STRATEGY; (2) THE ABILITY TO ATTRACT NEW DEPOSITS AND LOANS; (3) INTEREST RATE FLUCTUATIONS; (4) COMPETITIVE FACTORS AND PRICING PRESSURES; (5) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, THAT COULD RESULT IN INCREASED LOAN LOSSES; (6) CHANGES IN LEGAL AND REGULATORY REQUIREMENTS; AND
(7) CHANGES IN TECHNOLOGY, AS WELL AS OTHER FACTORS DESCRIBED IN THIS AND OTHER BANCORP REPORTS AND STATEMENTS, INCLUDING, BUT NOT LIMITED TO, EXHIBIT 99.1, FILED AS PART OF THIS ANNUAL REPORT. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.


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

         Centennial Bancorp has two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. ("Centennial Mortgage"). Unless the context clearly suggests otherwise, references in this Annual Report on Form 10-K to "Bancorp" include Centennial Bancorp and its subsidiaries.

         All share and per-share information has been restated to give retroactive effect to a 10% common stock split declared in January 1999, a 5% common stock split declared in July 1999, a 10% common stock split declared in January 2000, and for various stock splits and stock dividends declared in prior years.

         CENTENNIAL BANK

         Centennial Bank is a full-service commercial bank organized under the Oregon Bank Act. Centennial Bank provides a broad range of depository and lending services to commercial, industrial, and agricultural enterprises, financial institutions, governmental entities and individuals. Deposit-taking and lending activities are primarily directed to the communities in which offices are located. Centennial Bank's primary marketing focus is on small- to medium-sized businesses and on professionals in those communities. Centennial Bank does not provide trust services.

         At December 31, 1999, based on total assets, Centennial Bank was the 11th largest of the commercial banks maintaining offices in Oregon. At that date, Centennial Bank had 19 branches: four full-service branches in Eugene; one full-service branch in adjacent Springfield; one full-service branch in Cottage Grove, Oregon; three full-service and five limited-service branches in Portland, Oregon; one full-service branch each in Beaverton, Clackamas and Tigard, suburbs of Portland; one full-service branch in Salem, Oregon; and one full-service branch in Vancouver, Washington.

         Five of the fourteen full-service branches were opened during 1999. The Oakway Center office opened in January 1999 as the fourth branch in the Eugene area. The Hazel Dell office in Vancouver, acquired from Northwest National Bank in April 1999, opened in May as Centennial Bank's first branch in Washington state. The downtown Portland and downtown Salem branches opened during July, and the Clackamas branch opened in November. A second Vancouver branch, the Mill Plain office, opened in February 2000.

         During the first quarter of 1999, Centennial Bank completed a major reorganization along functional, rather than the previous geographical, lines. The change was made to facilitate continued growth and expansion. As a result of the reorganization, in January 1999 two commercial banking centers were formed, one in downtown Eugene and the other in southwest Portland. A third commercial banking center opened during July in downtown Portland.

         Centennial Bank provides personalized, quality financial services to its customers and believes this dedication to service has enabled it to maintain a stable and relatively low-cost retail deposit base, while generating a substantial volume of loans. Total deposits increased from $484 million at December 31, 1998 to $573 million at December 31, 1999. Net loans and loans held for sale increased from $428 million at December 31, 1998 to $594 million at December 31, 1999.

         Deposit accounts at Centennial Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is not a member of the Federal Reserve System.

         CENTENNIAL MORTGAGE

         Centennial Mortgage began operations in 1987, originating conventional and federally insured residential mortgage loans for sale in the secondary market. Centennial Mortgage originated $152.5 million, $213.9 million and $111.6 million of mortgages in 1999, 1998 and 1997, respectively. Mortgage loans generally are sold without recourse or retention of servicing rights but may be subject to repurchase under certain circumstances. Centennial Mortgage also originates and administers loans for the acquisition, development and construction of commercial and residential real estate. Loan originated by Centennial Mortgage are generally funded by and booked as assets of Centennial Bank.

         Centennial Mortgage has two offices in Eugene and three offices in the Portland area. The second Eugene office opened in January 1999 and shares leased space with the Oakway Center branch of Centennial Bank.

         A trend of rising interest rates which started in 1999 has continued into the Year 2000. Increases in interest rates can adversely affect demand for real estate acquisition, development and construction loans as well as the repayment of those loans from the sale of completed properties. Rising interest rates can also have a significant negative effect on residential mortgage lending activity.

NET INTEREST INCOME

         For most financial institutions, including Bancorp, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income result from changes in "volume," "spread" and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During 1999, 1998 and 1997, Bancorp's average interest-earning assets were $578 million, $483 million and $399 million, respectively. During these same years, Bancorp's net interest margin on a tax-equivalent basis was 7.15%, 7.22% and 6.92%, respectively.

         AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

         The following table sets forth for 1999, 1998 and 1997 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Bancorp.



 Year ended December 31,                         1999                          1998                                  1997
                                ---------------------------------  -------------------------------    -----------------------------
                                             Interest   Average                 Interest  Average                 Interest   Average
                                   Average  income or  yield or       Average  income or yield or        Average income or  yield or
                                balance(1)    expense     rates     balance(1)   expense    rates     balance(1)   expense     rates
                                ----------   ---------  -------    ---------- ---------- --------     ---------- ---------- --------
                                                                          (Dollars in thousands)
ASSETS:
Interest-bearing deposits
 with banks                      $     104    $     8     7.69%    $    264    $   14     5.30%       $  6,924    $   376     5.43%
Investment securities -
 taxable                            41,954      2,612     6.23       48,554     3,096     6.38          41,933      2,791     6.66
Investment securities -
 non-taxable (2)                    28,155      2,172     7.71       33,508     2,574     7.68          39,097      3,083     7.89
Federal funds sold                   5,937        280     4.72       13,253       691     5.21          10,925        573     5.24
Loans and loans held for
 sale (3)                          502,272     54,134    10.78      387,914    44,348    11.43         299,976     34,329    11.44
                                   -------     -------             ---------   -------                --------    -------
 Total interest-earning
 assets/interest income (2)        578,422     59,206    10.24      483,493    50,723    10.49         398,855     41,152    10.32
Allowance for loan losses           (5,399)                          (3,882)                            (3,123)
Cash and due from banks             31,440                           28,351                             27,552
Premises and equipment, net         13,993                           11,407                              9,790
Other assets                        16,547                            5,848                              6,112
                                  --------                         --------                           --------
 Total assets                     $635,003                         $525,217                           $439,186
                                  ========                         ========                           ========
LIABILITIES AND SHAREHOLDERS'
 EQUITY:
Savings and interest-bearing
 demand                            260,240      7,865     3.02     $211,896     6,889     3.25        $166,800      5,156     3.09
Time deposits                      167,702      8,597     5.13      145,387     8,185     5.63         129,756      7,299     5.63
Short-term borrowings               26,356      1,405     5.33       10,016       489     4.88           9,688        539     5.56
Long-term debt                                                        5,945       273     4.59          10,000        572     5.72
                                  --------     -------             --------   -------                 --------     ------
 Total interest-bearing
   liabilities/interest
   expense                         454,298     17,867     3.93      373,244    15,836     4.24         316,244     13,566     4.29
Demand deposits                    106,317                           90,166                             75,005
Other liabilities                    4,948                            5,095                              2,001
                                  --------                         --------                           --------
 Total liabilities                 565,563                          468,505                            393,250
Shareholders' equity                69,440                           56,712                             45,936
                                  ---------       --------         --------      ---------            --------
 Total liabilities and
 shareholders' equity             $635,003                         $525,217                           $439,186
                                  ========                         ========                           ========
Net interest income (2)                       $41,339                         $34,887                             $27,586
                                              =======                         =======                             =======

Net interest spread (2)                                   6.31%                           6.25%                               6.03%
                                                          =====                           =====                               =====
Net interest margin (2)                                   7.15%                           7.22%                               6.92%
Net interest income to
  average shareholders'
  equity (2)                         59.53%                           61.52%                             60.05%
Average interest-earning
  assets to average
  interest-bearing
  liabilities                          127%                             130%                               126%


--------------------------
(1)Average balances are based on daily averages.
(2)Average yield on non-taxable securities, interest income, net interest income, net interest spread, net interest margin and net interest income to average shareholders' equity have been computed on a 34% tax-equivalent basis.
(3)Nonaccrual loans have been included in the computation of average loans and loans held for sale. Loan fees recognized and included in interest income totaled $7,282,948, $6,855,866 and $4,769,700 in 1999, 1998 and 1997, respectively.



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

                                                               1999 vs. 1998                              1998 vs. 1997
                                                                 Change in                                  Change in
                                                         net interest income due to                net interest income due to
                                                    ---------------------------------          --------------------------------
                                                     Volume        Rate        Total            Volume       Rate        Total
                                                    --------      ------      -------          --------     ------       ------
                                                                                   (In thousands)
Interest income:
         Balances due from banks                     $  (10)    $    4        $   (6)         $  (357)   $    (5)      $  (362)
         Investment securities -- taxable              (416)       (68)         (484)             431       (126)          305
         Investment securities -- non-taxable          (412)        10          (402)            (435)       (74)         (509)
         Federal funds sold                            (363)       (48)         (411)             122         (4)          118
         Loans                                       12,700     (2,914)        9,786           10,059        (40)       10,019
                                                     ------     ------         ------          ------      ------       ------
              Total interest income                  11,499     (3,016)        8,483            9,820       (249)        9,571

Interest expense:
         Deposits:
              Savings and interest-bearing
                demand                                1,516       (540)          976            1,430        303         1,733
              Time                                    1,200       (788)          412              880          5           885
         Short-term borrowings                          834         82           916               17        (67)          (50)
         Long-term debt                                (273)                    (273)            (209)       (90)         (299)
                                                     -------    ------         ------           ------     ------        ------
              Total interest expense                  3,277     (1,246)        2,031            2,118        151         2,269
                                                     ------     -------        ------           ------     ------        ------
Net interest income                                  $8,222    $(1,770)       $6,452           $7,702     $ (400)       $7,302
                                                     ======     =======        ======           ======     ======        ======


MARKET AREAS

         The greater Portland area, where Centennial Bank has eight full-service and five limited-service branches and two commercial banking centers and where Centennial Mortgage has three offices, has become Bancorp's primary market. The metropolitan area, including Vancouver, Washington, has an increasingly diversified, growing economy and a population of approximately 1.8 million. The Portland area continues to provide excellent growth opportunity and also allows dilution of loan portfolio risk due to the area's economic diversity.

         Bancorp's other major market area, with five full-service bank branches, a commercial banking center and two mortgage lending offices, is the Eugene/Springfield area at the southern end of Oregon's Willamette Valley. The populations of Eugene and Springfield combined total approximately 189,000. The area's economy depends primarily upon U. S., state and local governments, educational institutions, forest products, general manufacturing (especially small manufacturing and high-technology industries) and health care.

         With the opening of a full-service bank branch in mid-1999, Bancorp entered the Salem, Oregon market. Salem is the state capitol and is located in the Willamette Valley about midway between Portland and Eugene. The Salem area population is approximately 124,000. The area economy is highly dependent on the state government although educational institutions, the U. S. and local governments, healthcare and food processing are also very significant.

         Centennial Bank has a branch office in Cottage Grove, Oregon, located approximately 20 miles south of Eugene and Springfield. The population of Cottage Grove totals approximately 8,000. Its economy depends primarily upon forest products, general manufacturing and agriculture.

LENDING ACTIVITIES

         GENERAL

         Bancorp provides a broad range of commercial and real estate lending services. The primary focus of Bancorp's lending activities is to provide commercial loans to small- to medium-sized businesses with annual revenues up to $50 million, and to professionals. Commercial and residential real estate construction lending, as well as residential mortgage loan origination and sales, are also important aspects of Bancorp's lending activities. Bancorp makes consumer loans, primarily to accommodate existing customers, but does not actively pursue such business. Most of Bancorp's loans are made to customers in branch office trade areas.

         Bancorp strives to maintain sound loan underwriting standards with written loan policies, conservative individual limits and, depending on the size of the credit request, reviews by Centennial Bank's Senior Loan Committee and the Asset/Liability Committee of the Board of Directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management further seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral. In-house legal counsel assists in loan documentation and collections.

         LOAN PORTFOLIO COMPOSITION

         The following table sets forth information with respect to the composition of Bancorp's loan portfolio (loans and loans held for sale) by type of loan at December 31 for each of the last five years:

                                                                    December 31,
                                  --------------------------------------------------------------------------------
                                     1999             1998              1997             1996               1995
                                  ----------       ----------         ---------       ----------           -------
                                                                  (In thousands)
Commercial                          $219,588         $163,577         $146,594          $116,656          $ 77,983
Real estate - construction           227,388          150,816           88,842            66,001            43,851
Real estate - mortgage               129,221           94,475           87,357            79,870            54,442
Installment                            8,409            7,073            6,603             6,425             5,929
Loans held for sale                    6,155           11,039            5,585             3,538             4,573
Lease financing                        4,868            1,897            3,649             3,775             4,001
Other                                  4,199            3,137            1,995             2,365               311
                                   ---------        ---------         --------          --------         ---------
     Total loans and
     loans held for sale             599,828          432,014          340,625           278,630           191,090
Less allowance for loan
     losses                           (6,165)          (4,451)          (3,349)           (2,600)           (1,928)
                                    ---------        --------         --------          ---------         ---------
Loans receivable, net               $593,663         $427,563         $337,276          $266,030          $189,162
                                    =========        ========         ========          =========         =========

         The following table presents the aggregate maturities of loans in each major category of Bancorp's loan portfolio at December 31, 1999. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.
                                                                                       Total
                                 Due within     Due after one but     Due after       loans by
        Loan category             one year      within five years    five years       category
        -------------             --------      -----------------    ----------      ---------
                                                        (In thousands)
 Commercial                        $133,703              $58,849        $27,036      $219,588
 Real estate - construction         162,244               59,503          5,641       227,388
 Real estate - mortgage              26,983               42,504         59,734       129,221
 Installment                          3,709                4,412            288         8,409
 Loans held for sale                     --                   --          6,155         6,155
 Lease financing                        174                4,694             --         4,868
 Other                                  830                3,059            310         4,199
                                   --------             --------        -------      --------
 Total loans by maturity           $327,643             $173,021        $99,164      $599,828
                                   ========             ========        =======      ========

         Of Bancorp's $272 million of loans that mature after one year, a total of $157 million (approximately 58%) are fixed-rate loans, and a total of $115 million (approximately 42%) are variable-rate loans.

         At December 31, 1999, $181 million of Bancorp's loans (approximately 30%) had fixed interest rates, and $419 million (approximately 70% of its loan portfolio) had variable interest rates.

         REAL ESTATE CONSTRUCTION LOANS

         Real estate construction loans are Bancorp's largest category of loans. This category includes loans which finance land acquisition, residential lot development, construction of single-family and multi-family residential properties, and the development and construction of a wide range of commercial real estate projects. Land acquisition and lot development loans generally have maturities of 12 to 18 months while residential construction loans generally have maturities of 12 months. Commercial construction loans normally have 12 to 18 month maturities with extension options when justified. At December 31, 1999, 90% of the outstanding loans in this category had variable interest rates with the remaining 10% having fixed rates.

         Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Bancorp might have to advance funds beyond the amount originally committed to permit completion of the project and to protect its security position. Bancorp might also be confronted, at or prior to maturity of the loan, with a project of insufficient value to ensure full repayment. Bancorp's underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Bancorp endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers, by dealing only with qualified builders/borrowers, and by closely monitoring the construction projects through the process of completion and sale.

         At December 31, 1999, real estate construction loans had increased to $227.4 million from $150.8 million at December 31, 1998 and $88.8 million at December 31, 1997. The increases were primarily attributable to strong growth in commercial real estate construction lending resulting from an expansion of Centennial Mortgage's business strategy. No loans in this category were non-accruing at December 31, 1999. The December 31, 1998 non-accrual total was $2.3 million and was concentrated in loans to one borrower. The borrower filed bankruptcy, and Centennial Bank subsequently foreclosed and acquired the underlying real estate collateral which has been substantially liquidated. Management believes the value of the remaining property is sufficient to preclude loss when sold. At December 31, 1999 and 1998, there were no restructured loans in this category.

         COMMERCIAL LOANS

         Commercial loans that are not secured by real estate represent the second largest category of Bancorp's loans. Bancorp's areas of emphasis include, but are not limited to, loans to small- to medium-sized businesses and to professionals. Bancorp provides a wide range of commercial business loans, including lines of credit for working capital and term loans for the acquisition of equipment and other purposes. Collateral generally includes equipment, accounts receivable and inventory. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis.

         At December 31, 1999, approximately 74% of Bancorp's commercial loans had floating or adjustable interest rates; the remaining 26% had fixed interest rates. Operating lines of credit are payable on demand and subject to annual renewal. Term loan maturities generally range from one to five years. Commercial loans outstanding at December 31, 1999 were $219.6 million, compared to $163.6 million at December 31, 1998 and $146.6 million at December 31, 1997. Loan growth in 1999 and 1998 was primarily the result of Centennial Bank's business development program, expansion through new commercial banking centers and branch offices, and the continuing favorable Oregon economy. Non-accrual loans in this category totaled $579,00 at December 31, 1999 ($776,000 at December 31, 1998); there were no restructured loans at December 31, 1999 or 1998.

         REAL ESTATE MORTGAGE LOANS

         Real estate mortgage loans represent Bancorp's third largest category of loans. Of the $135.4 million of real estate mortgage loans outstanding at December 31, 1999, $109.7 million consisted of income property and commercial loans secured by real estate. Income property loans and commercial loans secured by real estate typically involve large balances to single borrowers or groups of related borrowers. These borrowers may be more sensitive to changes in economic conditions than residential mortgage loan customers.

         At December 31, 1999, approximately 66% of Bancorp's real estate mortgage loans had fixed interest rates; the other 34% had floating or adjustable interest rates. Maturities of the real estate mortgage loans retained by Bancorp usually range from one to ten years. Real estate mortgage loans outstanding increased to $135.4 million at December 31, 1999 from $105.5 million at December 31, 1998 and $92.9 million at December 31, 1997. The strong 1999 growth was primarily due to strategic emphasis on developing the income property and commercial real estate portion of the portfolio. At December 31, 1999, there were no non-accrual loans in this category ($726,000 at December 31, 1998). At December 31, 1999 and 1998, there were no restructured loans in this category.

         Bancorp's underwriting standards specify the following maximum loan-to-value ratios for real estate loans: 85% for loans secured by owner-occupied residences, 80% for other residential loans and for construction loans, and 80% for commercial real estate loans.

         Bancorp originates SBA real estate loans on owner-occupied properties where the maturities may be up to 20 years, and the loan-to-value ratio may reach 90% of appraised value or cost, whichever is lower. Up to 75% of the amount of these loans is guaranteed or insured by an agency of the U.S. Government. The guaranteed portion of these loans is typically sold to secondary-market investors. At December 31, 1999, the amount of the non-guaranteed portion of these loans retained by Bancorp was not material.

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

         Installment loans were $8.4 million at December 31, 1999 compared to $7.1 million at December 31, 1998 and $6.6 million at December 31, 1997. These modest levels of installment loans to individuals were primarily due to Bancorp's focus on lending to businesses and professionals and significant competition for consumer loans from the many credit unions, banks and finance companies in the market areas served by Bancorp. At December 31, 1999 and 1998, there were no non-accrual or restructured loans in this category.

         COMMITMENTS AND CONTINGENT LIABILITIES

         In the ordinary course of business, Bancorp enters into various types of transactions that include commitments to extend credit and standby letters of credit as described in Note 7 to Bancorp's Consolidated Financial Statements, which are incorporated by reference from Bancorp's 1999 Annual Report to Shareholders. Bancorp applies the same credit standards to these commitments as it uses in all its lending processes and includes these commitments in its lending risk evaluations. Collateral for these commitments may include cash, accounts receivable, inventory, equipment, securities and/or real estate.

         CREDIT AUTHORITY AND LOAN LIMITS

         All Bancorp loans and other credit facilities are subject to credit and collateral approval procedures and loan amount limitations. Loan officers and lending unit managers have individual authority to approve loans in amounts up to established limits, ranging from $25,000 to $750,000. Credit requests in excess of those limits, or not in conformance with lending policies, are reviewed by successive levels of approval authority according to the total amounts involved. These authority levels include, by ascending approval limits, Credit Administration officers, the Senior Loan Committee and the Asset/Liability Committee of the Board of Directors. The Senior Loan Committee consists entirely of Bancorp senior management. The Asset/Liability Committee has seven members including five non-employee directors, Bancorp's President and CEO, and Centennial Bank's President and CEO. All loans in excess of $25,000 to executive officers and directors of Bancorp or any of its subsidiaries must be approved by the Asset/Liability Committee and ratified by Centennial Bank's Board of Directors.

         Under Oregon law, permissible loans from a financial institution to one borrower are generally limited to 15% of the institution's Tier 1 and Tier 2 capital, as defined by regulation. However, loans and other obligations up to an additional 10% of the institution's capital may be made to the borrower if the obligations are secured by a first lien on real estate, and the obligation does not exceed 80% of the fair market value of the real estate as determined by an independent appraisal. At December 31, 1999, Centennial Bank's legal lending limit was $9.9 million (or $16.5 million if secured by a first lien on real estate). However, for internal policy purposes, Centennial Bank's legal lending limit is set at $9.25 million (or $15.5 million if secured by a first lien on real estate).

         Loan pricing decisions are based on an evaluation of credit risk, cost of funds, operating and administrative costs, an allowance for loan losses, desired profit margin and other factors. Bancorp uses a computer based pricing model that analyzes a borrower's contribution to net earnings and return on assets.

         Centennial Bank sells loan participations to accommodate borrowers whose financing needs exceed Centennial Bank's lending limits, to diversify risk and manage liquidity. Centennial Bank occasionally purchases participations in loans from correspondent banks. Centennial Bank's policies prohibit aggregate purchased participations in excess of 10% of Centennial Bank's loan portfolio.

NON-PERFORMING ASSETS

         Non-performing assets consist of loans past due 90 days or more, non-accrual loans, troubled debt restructurings ("restructured loans") and other real estate owned ("OREO"). The following table sets forth information concerning Bancorp's non-performing assets at the end of each of the last five years:

                                                                                    December 31,
                                                           -------------------------------------------------------
                                                            1999       1998         1997         1996        1995
                                                           -----      ------       ------       ------      ------
                                                                           (Dollars in thousands)
Non-performing loans:
  Loans past due 90 days or more                           $2,163      $1,043     $  402       $  420       $  645
  Non-accrual loans                                           579       3,841        873        1,480          478
  Restructured loans                                          --          --          --           --           --
                                                           ------      ------      ------       ------      ------
     Total non-performing loans                             2,742       4,884      1,275        1,900        1,123
  Other real estate owned                                     413         105         --           --           --
                                                           ------      ------     ------       ------       ------
     Total non-performing assets                           $3,155      $4,989     $1,275       $1,900       $1,123
                                                           ======      ======     ======       ======       ======

Allowance for loans losses                                 $6,165      $4,451     $3,349       $2,600       $1,928
Ratio of total non-performing assets
  to total assets                                            .43%        .87%        .26%         .47%        .35%
Ratio of total non-performing loans
  to total loans                                             .46%       1.13%        .38%         .71%        .59%
Ratio of allowance for loan losses
  to total non-performing loans                              225%         91%        263%         137%        172%

         The accrual of interest on a loan is discontinued when, in management's judgment, the future collection of principal or interest is in doubt. Loans placed on non-accrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on non-accrual status, Bancorp's policy is to reverse, and charge against current income, interest previously accrued but uncollected. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. If interest on non-accrual loans had been accrued, such income would have been approximately $97,000 in 1999, $273,000 in 1998 and $103,000 in 1997. Total interest income of $27,500 and $141,600 was recognized on non-accrual loans during 1999 and 1998 respectively; no such income was recognized in 1997.

         Restructured loans occur when Bancorp, for economic or legal reasons related to a borrower's financial difficulties, grants a concession that would not otherwise be considered. Such concessions include reduction of the interest rate for the remainder of the contract term, extension of the maturity date at an interest rate less than the market rate for new debt of similar risk, and forgiveness of accrued interest and/or principal. Bancorp had no restructured loans at December 31, 1999, 1998 or 1997.

         OREO consists of real estate acquired by Bancorp through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of net realizable value or the principal balance of the related loan. Any excess of the loan balance over fair value of the property is charged to the allowance for loan losses. At December 31, 1999 and 1998, OREO totaled $413,100 and $105,400, respectively, and consisted of one property at each date. At December 31, 1997, Bancorp held no OREO.

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

         Centennial Bank's Asset/Liability Committee reviews the adequacy of the allowance for loan losses quarterly. Although determination of the adequacy of the allowance involves substantial subjective judgment based on the Committee's analysis of the risk characteristics of the entire loan portfolio, the Committee also uses three quantitative methods to analyze the adequacy of the allowance. Under the first method, management assigns a specific percentage, based on historic loss factors, to each non-accrual, substandard or doubtful loan in Bancorp's loan portfolio to calculate a total amount of average anticipated loan losses.

         The second method uses credit risk ratings (from one through eight) and related loss factor multipliers (from .10% for loans in the lowest risk category up to 100% for loans in the highest risk category) to calculate an alternative amount of possible losses.

         The third method is in accordance with the requirements of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Under SFAS 114, a loan is considered impaired, based on current information and events, if it is probable that Bancorp will be unable to collect the scheduled payments of principal and interest when due according to the contractual terms of the loan agreement. Bancorp specifically examines all loans greater than $100,000 that are identified on an internal watch list. Loans which are over 90 days contractually delinquent and loans which have developed inherent problems prior to being 90 days delinquent may be considered impaired. An insignificant delay or shortfall in the amount of payments is not an event that, when considered in isolation, would automatically cause a loan to be considered impaired for purposes of SFAS 114. All collateral-dependent loans are measured for impairment based on the fair value of the collateral. The measurement of other impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate

         The amounts calculated by the quantitative methods are then compared by the Committee to the allowance for loan losses in evaluating the adequacy of the allowance.

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

         The following table sets forth information regarding changes in Bancorp's allowance for loan losses for each of the last five years:

                                                            At or for the year ended December 31,
                                             ---------------------------------------------------------------------
                                               1999           1998            1997           1996           1995
                                             --------       --------        --------       --------       --------
                                                                 (Dollars in thousands)
Loans and loans held for sale
  at year-end                                $599,828       $432,014      $340,625       $268,630        $191,090
                                             ========       ========      ========       ========        ========
Average loans and
  loans held for sale                        $502,272       $387,914      $299,976       $226,965        $176,384
                                             ========       ========      ========       ========        ========
Allowance for loan losses,
  beginning of year                          $  4,451      $   3,349      $  2,600       $  1,928         $ 1,700
Charge-offs:
  Commercial and other                           (559)          (370)         (556)           (89)           (128)
  Real estate -- construction                      --             --            --             --              --
  Real estate -- mortgage                        (110)            --            --             --              --
  Installment                                      (3)           (82)           (2)           (20)            (34)
                                             --------       --------       -------        -------          ------
     Total charge-offs                           (672)          (452)         (558)          (109)           (162)
                                             --------       --------       -------        -------          ------
Recoveries:
  Commercial and other                             43             43            55             24              10
  Real estate -- construction                      --             --            --             --               3
  Real estate -- mortgage                          --             --            --             20               7
  Installment                                      43             11             2              2              20
                                            ---------       --------      --------       --------          ------
     Total recoveries                              86             54            57             46              40
                                            ---------       --------      --------       --------          ------
Net loans charged off                            (586)          (398)         (501)           (63)           (122)
Loan loss provision                             2,300          1,500         1,250            735             350
                                            ---------       --------      --------       --------          ------
Allowance for loan losses
  at year-end                                $  6,165       $  4,451      $  3,349       $  2,600         $ 1,928
                                             ========       ========      ========        =======          ======




Ratio of net loans charged off to average
  loans outstanding                             (.12)%         (.10)%         (.17)%        (.03)%           (.07)%
Ratio of allowance for loan losses
  to loans at year-end                           1.03%          1.04%           .98%          .97%            1.01%

         Anticipated loan losses are charged against the allowance for loan losses when, in management's opinion, ultimate recovery is unlikely or when bank examiners require a charge-off. As the actual amount of loss with respect to specific loans is often dependent upon future events (including liquidation of collateral), Bancorp cannot accurately predict precisely what losses, if any, will be sustained with respect to specific loans. Historical experience has also shown that, at any particular time, loan losses may exist in a loan portfolio that have not yet been identified. For these reasons, although management analyzes specific loans in determining the adequacy of its allowance for loan losses, it does not normally allocate the allowance to specific groups or categories of loans. Management estimates, however, that the allocation of the allowance for loan losses by loan category at the end of each of the last five years was as set forth in the following tables:

                                               Amount of               Loans in
                                               allowance          category as a
                                                     for          percentage of
                                                    loan            total gross
                                                  losses                  loans
                                             ------------         --------------
                                                    (Dollars in thousands)
December 31, 1999
-----------------
Commercial and other                            $3,700                    38.1%
Real estate - construction                       1,850                    37.9
Real estate - mortgage                             450                    22.6
Installment                                        100                     1.4
Unallocated                                         65                      --
                                                ------                   -----
 Total                                          $6,165                   100.0%
                                                ======                   =====

December 31, 1998
-----------------
Commercial and other                            $2,701                    39.1%
Real estate - construction                       1,350                    34.9
Real estate - mortgage                             275                    24.4
Installment                                         75                     1.6
Unallocated                                         50                      --
                                                ------                   -----
 Total                                          $4,451                   100.0%
                                                ======                   =====

December 31, 1997
-----------------
Commercial and other                            $1,999                    45.2%
Real estate - construction                       1,000                    26.6
Real estate - mortgage                             250                    26.2
Installment                                         50                     2.0
Unallocated                                         50                      --
                                                ------                   ------
 Total                                          $3,349                   100.0%
                                                ======                   =====

December 31, 1996
-----------------
Commercial and other                            $1,500                    46.5%
Real estate - construction                         750                    25.0
Real estate - mortgage                             250                    26.5
Installment                                         50                     2.0
Unallocated                                         50                      --
                                                ------                   -----
 Total                                          $2,600                   100.0%
                                                ======                   =====

December 31, 1995
-----------------
Commercial and other                            $1,200                    44.1%
Real estate - construction                         520                    23.5
Real estate - mortgage                             125                    29.2
Installment                                         35                     3.2
Unallocated                                         48                      --
                                                ------                   -----
 Total                                          $1,928                   100.0%
                                                ======                   =====

     The following table details the carrying value of Bancorp's impaired loans, in accordance with SFAS 114, by type of loan at December 31, 1999 and 1998:
                                                                          Net
                                       Recorded     Valuation        Carrying
                                         Amount     Allowance           Value
                                       --------     ---------           -----
December 31, 1999
----------------------
Commercial                           $5,170,200      $389,100      $4,781,100
Real Estate - construction              662,700        75,500         587,200
                                     ----------      --------      ----------
     Total                           $5,832,900      $464,600      $5,368,300
                                     ==========      ========      ==========

   December 31, 1998
----------------------
Commercial                           $1,576,700      $160,600      $1,416,100
Real Estate - construction            2,791,000       289,900       2,501,100
Real Estate - mortgage                  850,700       112,600         738,100
                                     ----------      --------      ----------
     Total                           $5,218,400      $563,100      $4,655,300
                                     ==========      ========      ==========

         The above impaired loans were measured based on the fair value of the loan's collateral. The allowance for loan losses for all other loans is determined based on the methodology discussed above.

INVESTMENT ACTIVITIES

         Bancorp's investment portfolio consists of U.S. government securities, municipal securities, mortgage-backed securities, corporate bonds and equity securities.

         Bancorp's primary investment objectives are to maintain liquidity and to generate after-tax profits consistent with the risk guidelines established by the Board of Directors. At December 31, 1999 and 1998, Blount Investment Group of Eugene, Oregon, advised Bancorp with respect to the investment portfolio. Centennial Bank has extended loans to Blount Investment Group and its affiliates. Such loans are made on terms no more favorable than the terms on similar loans to other borrowers.

         All of the securities held in the investment portfolio were classified as available-for-sale at December 31, 1999 and 1998. Those securities will be sold as necessary to provide liquidity and to respond to interest rate changes. Because these securities are carried at their market value, fluctuations in interest rates could affect the carrying value of these securities and, therefore, the reported shareholders' equity of Bancorp.

         The following table provides the carrying values of Bancorp's investment portfolio at the end of each of the last three years. See Note 2 to Bancorp's Consolidated Financial Statements for more information about investment securities held at December 31, 1999, 1998 and 1997.


December 31,
------------

                                          1999             1998         1997
                                        -------          -------      -------
                                                       (In thousands)
U.S. Treasury securities                $ 1,399          $ 1,435      $ 1,417
U.S. Government agencies                 26,534           39,263       34,415
States and political subdivisions        27,316           29,578       39,434
Corporate bonds                           2,205            2,311        2,301
Mortgage-backed securities                1,905            4,206        6,337
                                        -------          -------      -------
  Total investment securities           $59,359          $76,793      $83,904
                                        =======          =======      =======

         The following table provides the carrying values, principal amounts, maturities and weighted average yields of Bancorp's investment securities at December 31, 1999, all of which are classified as available-for-sale:

                                                                                            Weighted
                                                          Carrying value       Principal     average
               Type and maturity                       (fair market value)      amount       yield(1)
               -----------------                       -------------------    -----------   --------
                                                                         (Dollars in thousands)
U.S. Treasuries
  Due within 1 year                                             $ 654          $  649         6.72%
  Due after 1 but within 5 years                                  745             751         5.70
  Due after 5 but within 10 years                                  --              --
                                                               ------          ------
    Total U.S. Treasuries                                       1,399           1,401         6.17

U.S. Government agencies
  Due after 1 but within 5 years                               12,545          13,000         5.69
  Due after 5 but within 10 years                              13,989          14,989         6.11
                                                               ------          ------
    Total U.S. Government agencies                             26,534          27,989         5.92

States and political subdivisions
  Due after 1 but within 5 years                                7,396           7,346         7.71
  Due after 5 but within 10 years                               3,044           3,045         7.75
  Due after 10 years                                           16,876          18,078         7.75
                                                               ------          ------
    Total states and political subdivisions                    27,316          28,469         7.74

Corporate bonds
  Due within 1 year                                               200             200         6.26
  Due after 1 but within 5 years                                1,762           1,826         6.19
  Due after 5 but within 10 years                                 243             258         6.08
                                                              -------          ------
    Total corporate bonds                                       2,205           2,284         6.18

Mortgage-backed securities
  Due within 1 year                                               451             469         4.76
  Due after 5 but within 10 years                               1,131           1,136         4.96
  Due after 10 years                                              323             330         5.94
                                                              -------          ------
    Total mortgage-backed securities                            1,905           1,935         5.08

        Total investment securities                           $59,359         $62,078         6.75
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

         The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the years ended December 31, 1999, 1998 and 1997:

                                                            1999                  1998                 1997
                                                       ----------------     ----------------      ---------------
                                                           Average               Average             Average
                                                       ----------------     ----------------      ---------------
                                                       Balance     Rate       Balance   Rate      Balance    Rate
                                                       -------     ----       -------   ----      -------    ----
                                                                          (Dollars in thousands)
Noninterest-bearing demand                           $  106,317      N/A     $  90,166     N/A   $ 75,005      N/A
Interest-bearing demand                                 231,861     2.99       192,356    3.30    152,453     3.16
Savings                                                  28,379     3.26        19,540    2.79     14,347     2.36
CDs                                                     167,702     5.12       145,387    5.63    129,756     5.63
                                                        -------                -------           --------
         Total                                         $534,259     3.08      $447,449    3.37   $371,561     3.35
                                                       ========               ========           ========

         The following table shows the dollar amount of CDs that had balances of $100,000 or more at December 31, 1999 and 1998:

                                                                          December 31,
                                                                  -----------------------------
                                                                     1999              1998
                                                                  -----------        ----------
                                                                         (In thousands)
     CDs $100,000 or over with remaining maturity:
        Three months or less                                         $20,043           $15,985
        Over three months through twelve months                       44,043            39,437
        Over one year through three years                             15,100             5,161
        Over three years                                                 239               125
                                                                    --------           -------
           Total                                                     $79,425           $60,708
                                                                     =======           =======

SHORT-TERM BORROWINGS

         At December 31, 1999, Bancorp's short-term borrowings consisted of securities sold under agreements to repurchase totaling $8.2 million, federal funds purchased totaling $19.6 million and Federal Home Loan Bank of Seattle advances totaling $46.7 million. Securities sold under agreement to repurchase are due on demand, but generally range in duration from one to eighty-nine days.

         At December 31, 1998, Bancorp's short-term borrowings consisted of securities sold under agreements to repurchase totaling $16.1 million, federal funds purchased totaling $1.0 million and Federal Home Loan Bank of Seattle advances totaling $3.5 million.

         At December 31, 1997, Bancorp's short-term borrowings consisted of securities sold under agreements to repurchase totaling $7.7 million.

         The following table sets forth certain information with respect to Bancorp's short-term borrowings at December 31 and during each of 1999, 1998 and 1997:


                                                                                         December 31,
                                                                        ------------------------------------------
                                                                          1999            1998              1997
                                                                        -------         --------          --------
                                                                                     (Dollars in thousands)
Amount outstanding at year-end                                          $74,554          $20,600          $  7,716
Weighted average interest rate at year-end                                5.45%            4.55%             5.03%
Maximum amount outstanding at any month-end during the year              74,554          $20,500           $18,321
Daily average amount outstanding during the year                         26,356          $10,016          $  9,688
Average weighted interest rate during the year                            5.33%            4.88%             5.56%


LONG-TERM DEBT
         At December 31, 1999 and 1998, Bancorp had no long-term debt.

         At December 31, 1997, Bancorp's long-term debt consisted of $10.0 million of funds advanced from the Federal Home Loan Bank of Seattle to Centennial Bank. Interest on the debt was payable monthly at the rate of 6.14%. The debt matured and was paid August 6, 1998. The loan was secured by Federal Home Loan Bank of Seattle stock, funds on deposit with the Federal Home Loan Bank of Seattle, investments and loans.

RETURN ON EQUITY AND ASSETS


         The following table sets forth Bancorp's return on daily average assets and equity for 1999, 1998 and 1997:

                                                                          1999            1998              1997
                                                                       --------         --------           -------

                                                                                 (Dollars in thousands)

         Net income                                                   $  12,106        $  11,435        $    9,303
         Average total assets                                           635,003          525,217           439,186
         Return on average assets                                         1.91%            2.18%             2.12%

         Net income                                                   $  12,106        $  11,435         $   9,303
         Average equity                                                  69,440           56,712            45,936
         Return on average equity                                        17.43%           20.16%            20.25%

         Average total equity                                         $  69,440         $ 56,712          $ 45,936
         Average total assets                                           635,003          525,217           439,186
         Average total equity to assets ratio                            10.94%           10.80%            10.46%

CHANGES IN ACCOUNTING PRINCIPLES

         The Financial Accounting Standards Board ("FASB") has issued the following accounting pronouncements which Bancorp has adopted in 1999 or will be required to adopt in future fiscal reporting periods.

         SFAS NO. 133, 137

         In June 1999, FASB issued Statement of Financial Accounting Standards 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement 133" (SFAS 137), an amendment of SFAS 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. SFAS 133, as amended by SFAS 137, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. Bancorp had no significant derivatives as of December 31, 1999, nor does Bancorp engage in any hedging activities. Accordingly, Bancorp does not anticipate that the adoption of SFAS 133, as amended by SFAS 137, will have a material effect on its consolidated financial position or results of operations.

         SFAS NO. 134

         In October 1998, SFAS 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise"

(SFAS 134), was issued. SFAS 134 was effective in 1999 and had no effect on Bancorp's consolidated financial position or results of operation.

COMPETITION

         Commercial banking in Oregon is highly competitive with respect to both loans and deposits. Centennial Bank competes principally with other commercial banks, savings and loan associations, credit unions, mortgage companies, and other financial institutions with respect to the scope and type of services offered, interest rates paid on deposits and pricing of loans, among other factors. Many of these competitors have substantially greater resources than Centennial Bank and have branches in more locations. Certain of these competitors have larger lending capabilities due to their greater size and provide other services that Centennial Bank does not offer.

         During the past several years, Bancorp capitalized on the marketing opportunities created by the consolidation of the banking industry as the larger institutions were perceived to de-emphasize the small- to medium-size business and professional market, which is Bancorp's primary focus. Several banks, which focus on the same types of customers, have been formed in Bancorp's market areas during the last few years. This growing number of community banks and a new emphasis by larger institutions on this market segment has intensified competition.

         In addition, the Gramm-Leach-Bliley Act, enacted on November 12, 1999 (the "GLB Act"), eliminates several barriers to affiliation among providers of financial services and may affect the competitive environment in which Bancorp operates in substantial and unpredictable ways. Effective March 11, 2000, the GLB Act permits certain business combinations between banks, insurance companies, securities firms, and other financial service providers that were not permitted previously. Using the Financial Holding Company structure created by the GLB Act, insurance companies and securities firms may now compete more directly with banks and bank holding companies, and attempt to acquire existing financial institutions. Bancorp cannot predict the changes in the competitive environment or the financial condition of Bancorp that may occur as a direct or indirect result of the GLB Act and the increased competition it may create.

         Bancorp will continue to compete for loans and deposits principally through the range and quality of the services it provides. Management believes Bancorp's emphasis on high-quality, personal attention to customers and on providing services specific to the needs of its customers enables it to compete effectively with other financial institutions. To serve customers whose borrowing requirements exceed its lending limits, Centennial Bank arranges participations with other lenders.

EMPLOYEES

         Centennial Bancorp has no employees other than its executive officers, who are also employees of Centennial Bank. At December 31, 1999, Centennial Bank and Centennial Mortgage had 234 and 62 full-time equivalent employees, respectively. Bancorp places a high priority on selective hiring and development of staff. Staff development involves training in customer service, marketing and regulatory compliance. Bancorp has adopted extensive incentive programs for employees that focus and are dependent on the achievement of certain of Bancorp's financial, service and marketing goals.

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

         Various laws and regulations are enacted from time to time at the state or federal level, which may change the operating environment of Bancorp in substantial and unpredictable ways. The GLB Act recently enacted by Congress is expected to have a significant impact on the banking industry. (See "Recent Legislation - the Gramm-Leach-Bliley Act" below.) Several regulatory agencies and state legislatures are in the process of responding to changes required or suggested by the GLB Act. Bancorp cannot determine the ultimate effect that the GLB Act, or the regulations implemented and legislation enacted as a result of that act, will have on the operating structure, financial condition or results of operations of Bancorp.

RECENT LEGISLATION - THE GRAMM-LEACH-BLILEY ACT

         On November 12, 1999, Congress enacted the GLB Act, also known as the Financial Services Modernization Act. The GLB Act provides substantial changes that directly affect the banking industry. The GLB Act removes several state and federal barriers to affiliation among banks, insurance companies, securities firms, and other financial services providers, and creates a new entity known as a "financial holding company" ("FHC"). Effective March 11, 2000, a bank holding company may elect to become an FHC and, as an FHC, engage in a broader range of financial and other activities than is permissible for the traditional bank holding companies.

         In order to qualify as an FHC, each depository institution subsidiary of the bank holding company must be rated as "well capitalized" and "well managed." Also, in order to commence any of the newly authorized activities or acquire control of a company engaged in the newly authorized activities, the holding company must qualify as an FHC and each depository institution subsidiary of the FHC or its affiliates must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act of 1977 (the "CRA").

         FHCs will be permitted to engage in activities defined by the GLB Act as "financial in nature" including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking, investment banking and underwriting activities, and dealing or making a market in securities. Bank holding companies that do not qualify for, or have not elected, FHC status are limited to those non-banking activities determined by the Board of Governors of the Federal Reserve System (the "FRB") to be "so closely related to banking as to be a proper incident thereto" prior to adoption of the GLB Act. FHCs that do not continue to meet all of the requirements for FHC status may not be able to undertake new activities or acquisitions that are "financial in nature," or could lose their ability to continue activities that are not generally permissible for bank holding companies.

         In addition, the GLB Act provides for expanded activities for "financial subsidiaries" of national banks. Financial subsidiaries may engage in financial activities except for insurance underwriting, real estate development or investment, and merchant banking, all of which may only be engaged in by a subsidiary of an FHC. In order to have a financial subsidiary, the national bank and each of its depository institution affiliates must be well capitalized and well managed, and the total assets of all financial subsidiaries may not exceed the lesser of 45% of the consolidated total assets of the parent bank or $50 billion. In addition, the national bank must meet certain rating requirements if it is one of the 100 largest insured banks and engages in financial activities as a principal.

         Insured state banks may control or hold an interest in a subsidiary that engages in activities as a principal that would only be permissible for a national bank to conduct through a financial subsidiary, so long as the bank and all insured depository affiliates are well capitalized after meeting certain capital deduction and financial statement disclosure requirements. In addition, an insured state bank may retain its interests in subsidiaries controlled or acquired before the enactment of the GLB Act. Oregon law permits commercial banks chartered by the state to engage in any activity permissible for national banks, so Centennial Bank may form subsidiaries to engage in financial activities to the same extent as a national bank.

         At this time, Centennial Bank is "adequately capitalized," and not "well capitalized." Therefore, Bancorp would not qualify to become an FHC, and Centennial Bank would not qualify to control or hold an interest in a new financial subsidiary. Bancorp's management is examining its business plan and operating policies to determine whether Bancorp would desire to utilize any of the expanded powers provided to an FHC or a financial subsidiary by the GLB Act.

PRIVACY PROVISIONS

         The GLB Act also includes extensive consumer privacy provisions. These provisions mandate full disclosure by all financial institutions to consumers of the institution's policies and practices regarding the sharing of non-public information with both affiliates and other third parties. Consumers must receive notice of and an opportunity to "opt out" of disclosure of non-public personal information to non-affiliated third parties. Disclosures of an institution's privacy policy is required at the time a customer relationship is established, and at least annually for so long as the relationship continues. Each federal banking agency, the National Credit Union Administration, the Secretary of the Treasury, the Securities and Exchange Commission, the Federal Trade Commission, and state insurance regulators are all expected to design and enforce their own privacy policies, and are in the process of drafting their privacy policies at this time. Privacy legislation or regulation, including possible conflicts in privacy policies when an institution is regulated by more than one entity, could place additional limitations on Bancorp's operations or significantly affect earnings.

CENTENNIAL BANCORP

         GENERAL

         Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is subject to regulation, supervision and examination by the FRB. Bancorp is required to file an annual report and such other reports as the FRB may require.

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

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act") allows adequately capitalized and managed bank holding companies to acquire banks in any state. Such acquisitions must comply with any applicable state law requiring a bank to be in existence for a minimum period of time before the acquisition. Oregon law allows such acquisitions with respect to banks that have been providing banking services for at least three years. Therefore, Bancorp and Centennial Bank could be acquired by a bank holding company or an FHC located outside Oregon following receipt of necessary regulatory approvals. Under the Interstate Banking Act, Bancorp could acquire banks or bank holding companies in other states.

         PERMISSIBLE ACTIVITIES

         A bank holding company may not engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, a non-banking activity, unless the activity was determined by the FRB to be closely related to banking or managing banks prior to the enactment of the GLB Act. The FRB has identified certain non-banking activities in which a bank holding company may engage with notice to, or prior approval by, the FRB. Management believes that all activities conducted by Centennial Mortgage are non-banking activities approved by the FRB prior to the enactment of the GLB Act.

         CAPITAL ADEQUACY

         The federal bank regulatory agencies monitor the capital adequacy of bank holding companies and have adopted risk-based capital adequacy guidelines to evaluate bank holding companies and banks. If an institution's capital falls below the minimum levels established by these guidelines, the bank holding company may be denied approval to acquire or establish additional banks or non-bank businesses. The guidelines require a minimum ratio of total capital to risk-weighted assets of 8%. At December 31, 1999, Bancorp's ratio of total capital to risk-weighted assets was 9.88%.

         The FRB also uses a leverage ratio to evaluate the capital adequacy of bank holding companies. The leverage ratio applicable to Bancorp requires the ratio of "Tier 1" capital (generally, tangible common stockholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries) to adjusted average total assets to be not less than 3% and up to 5% or higher depending on Bancorp's general capital condition. Bancorp's leverage ratio at December 31, 1999 was 9.65%.

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

Prior to opening a new branch in Washington, Centennial Bank must receive approval from the FDIC, the Oregon Director and the Director of the Department of Financial Institutions in the state of Washington (the "Washington Director"). Centennial Bank currently has 20 branches, the most recent of which opened in February 2000.

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

         The Interstate Banking Act permits banks to merge with banks across state lines, thereby creating out-of-state branches, without regard to whether such transactions are prohibited under the law of any state. Oregon permits interstate bank mergers. Banks are able to establish branches in other states only through interstate mergers, as described above, unless the state where the branch is proposed to be opened has opted in to DE NOVO interstate branching. Neither Oregon nor Washington has opted in to DE NOVO branching.

         COMMUNITY REINVESTMENT ACT

         Enacted in 1977, the federal Community Reinvestment Act (the "CRA") has become increasingly important to financial institutions, including their holding companies. Under the GLB Act, a satisfactory CRA rating for each depository institution is required before a bank holding company may elect to be one of the newly created FHCs. The CRA allows regulators to reject an application to make an acquisition or establish a branch unless the applicant has performed satisfactorily under the CRA. Citizens and interest groups have standing before the FRB to assert noncompliance with the CRA. Satisfactory performance means adequately meeting the credit needs of the communities the applicant serves, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The applicable federal regulators now regularly conduct CRA examinations to assess the performance of financial institutions. Centennial Bank has received satisfactory ratings in its most recent CRA examinations.

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

         DIVIDEND RESTRICTIONS

         Dividends paid by Centennial Bank provide substantially all Bancorp's cash flow. Under federal law, prior to the declaration of any dividend by Centennial Bank, the approval of the principal regulator is required if the total of all dividends declared in any calendar year exceeds the total of Centennial Bank's net profits for that year combined with its retained net profits for the preceding two years. In addition, FDICIA provides that a bank cannot pay a dividend if it will reduce the bank's capital ratios below the regulatory minimums required to be considered adequately capitalized. Under Oregon law, Centennial Bank is subject to restrictions on the payment of cash dividends to its shareholders (i.e., to Bancorp). An Oregon state-chartered bank may not pay a cash dividend in an amount greater than the bank's unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, (1) all bad debts, which are debts on which interest is unpaid and past due at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Oregon Director or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the bank. At December 31, 1999, $11.8 million was available for declaration of dividends by Centennial Bank to Bancorp without prior regulatory approval.

         EXAMINATIONS

         The FDIC, the Oregon Director and the Washington Director periodically examine and evaluate Centennial Bank. Based upon such evaluations, the examining regulator may revalue the assets of an insured institution and require that it charge off or reduce the carrying value of specific assets or establish a specific allowance to compensate for the difference between the value determined by the regulator and the book value of such assets.

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

         The federal risk-based capital guidelines for banks require a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The leverage capital guidelines require that banks maintain Tier 1 capital of no less than 4% of total adjusted assets, except in the case of certain highly rated banks for which the minimum requirement is 3% of total adjusted assets. At December 31, 1999, Centennial Bank's leverage ratio, Tier 1 capital to risk-weighted assets ratio and total risk-based capital to risk-weighted assets ratio were 8.7%, 8.1% and 9.0%, respectively.

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

         Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, Centennial Bank is considered "adequately capitalized."

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

         DEPOSIT INSURANCE PREMIUMS

         As an FDIC-insured institution and member of the Bank Insurance Fund ("BIF"), Centennial Bank is subject to quarterly deposit insurance premium assessments. The FDIC uses a risk-related premium system that applies premium rates according to an institution's risk category. Capital ratios and examination ratings are the primary determinants of risk category assignments. The FDIC sets rate schedules semi-annually based on an analysis of several factors including probable fund losses, operating needs and the impact of assessments on BIF members. At December 31, 1999, Centennial

Bank's BIF annualized assessment rate was three basis points of assessable deposits.

         In addition to the BIF assessment, Centennial Bank is also subject to an additional assessment which helps support the FSLIC Resolution Fund ("FRF"). The FRF was established in 1989 to liquidate the remaining Federal Savings & Loan Insurance Corporation ("FSLIC") assets and liabilities resulting from thrift failures prior to that date. The assessment is one-fifth of the assessment rate imposed on Savings Association Insurance Fund members for the same purpose. At December 31, 1999, the annualized assessment rate was 2.12 basis points of assessable deposits.

         Bancorp's FDIC insurance assessment expenses totaled $60,000 in 1999 and $50,000 in 1998. Based on deposit levels and assessment rates as of December 31, 1999, Centennial Bank's FDIC assessment expenses for 2000 would be approximately $290,000. The significant increase in 2000 is expected primarily because Centennial Bank's capital level changed from "well capitalized" to "adequately capitalized" as a result of the goodwill associated with the acquisition of the Hazel Dell branch. When "well capitalized," Centennial Bank was not subject to a BIF assessment but, as "adequately capitalized," recently became subject to the BIF assessment rate discussed above.

CENTENNIAL MORTGAGE

         Centennial Mortgage is, by definition of the Department of Housing and Urban Development, a non-supervised lender. Because Centennial Mortgage is a member of Bancorp's consolidated group, its accounts and activities are reviewed by the FRB in conjunction with its periodic examinations of Bancorp. Centennial Mortgage, like Centennial Bank, is indirectly affected by the monetary policies of the FRB, which may have a material adverse effect on its business and earnings.

         Oregon law requires the licensing of certain persons engaged in mortgage brokering transactions. Centennial Mortgage is exempt from these requirements as a wholly owned subsidiary of a regulated bank holding company.

CHANGING REGULATORY STRUCTURE

         The laws and regulations affecting banks and bank holding companies are evolving. (See "Recent Legislation - the Gramm-Leach-Bliley Act" above.) The rules and the regulatory agencies in the banking area have changed significantly over recent years, and there is reason to expect that similar changes will occur in the future. It is difficult to predict the outcome of these changes.

         One of the major additional burdens imposed on the banking industry by FDICIA is the increased authority of federal agencies to regulate the activities of federal and state banks and their holding companies. The FRB, the FDIC, the Oregon Director and the Washington Director have extensive enforcement authority to police unsafe or unsound practices by depository institutions and their holding companies and to penalize them for violating applicable laws and regulations. FDICIA and other laws have expanded the agencies' authority in recent years, and the agencies have not yet fully tested the limits of their powers.

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

ITEM 2.      DESCRIPTION OF PROPERTIES
             -------------------------

         The primary properties owned by Bancorp include a four-story, 36,000 square foot office building in Eugene, Oregon and a three-story, 21,000 square foot office building in Tigard, Oregon. Each building houses one bank branch and one commercial banking center as well as various administrative and operational support functions. The Tigard building is subject to a 50-year ground lease which is renewable for two additional 10-year periods. Bancorp also owns six other properties which house bank branches. One property, the Springfield Office, is also subject to a ground lease.

         All other Bancorp facilities occupy leased space. See Note 9 to Bancorp's Consolidated Financial Statements for summary information concerning payments and future obligations under non-cancelable operating leases.

         Management considers all Bancorp facilities adequate for current and anticipated future use.

ITEM 3.     LEGAL PROCEEDINGS
            -----------------

         Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against Bancorp, such as claims to enforce liens, condemnation proceedings on properties in which Bancorp holds security interests, claims involving the making and servicing of real property loans, and other issues incident to Bancorp's business.

         As of the date of this Annual Report, Bancorp was not a party to any legal proceedings management believes are material.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------

         None.

                                     PART II
                                     -------

         The information called for by Items 5, 6, 7, 7A, 8 and 9 of Part II is included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 1999, and is incorporated herein by reference as follows:


                                                              Centennial Bancorp
                                                                 Annual Report
                                                                to Shareholders
                                                                    Page No.
                                                                 ---------------

ITEM 5.           MARKET FOR BANCORP'S COMMON STOCK
                  ---------------------------------
                      AND RELATED SHAREHOLDER MATTERS                  33
                      ------------------------------

ITEM 6.           SELECTED FINANCIAL DATA                              34
                  -----------------------

ITEM 7.           MANAGEMENT'S DISCUSSION AND
                  ---------------------------
                      ANALYSIS OF FINANCIAL CONDITION
                      -------------------------------
                      AND RESULTS OF OPERATIONS                   26 - 33
                      -------------------------

ITEM 7A.          QUANTITATIVE AND QUALITATIVE
                      DISCLOSURES ABOUT MARKET RISK               30 - 31
                      -----------------------------

ITEM 8.           FINANCIAL STATEMENTS AND
                  -------------------------
                      SUPPLEMENTARY DATA                           9 - 25
                      ------------------

ITEM 9.           CHANGES IN AND DISAGREEMENTS
                  ----------------------------
                      WITH ACCOUNTANTS ON ACCOUNTING
                      ------------------------------
                      AND FINANCIAL DISCLOSURE                         32
                      ------------------------

                                    PART III
                                    --------


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF BANCORP
                  -------------------------------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 26,2000, and is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION
                  ----------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2000, and is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2000, and is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

                  The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on April 26, 2000, and is incorporated herein by reference.

                                     PART IV
                                     -------

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  -------------------------------------------------------
                  FORM 8-K
                  --------

     (a) The following documents are filed as part of this Annual Report on Form 10-K.

         (1)      Financial Statements.

                  The financial statements required in this Annual Report are listed below and are included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 1999, and are incorporated herein by reference:

                                                                    Annual
                                                                   Report to
                                                                 Shareholders
                                                                 Page Number
                                                                 -----------

                  Report of Independent Auditors                        8

                  Consolidated balance sheets at
                           December 31, 1999 and 1998                   9

                  For the three years ended December 31, 1999
                           Consolidated statements of income           10
                           Consolidated statements of
                                    shareholders' equity               11
                           Consolidated statements of cash flows       12

                  Notes to consolidated financial statements      13 - 25

         (2)      Financial Statement Schedules.

                  All financial statement schedules are omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements or notes thereto.

         (3)      Exhibits.

                  3.1               Restated Articles of Incorporation (filed as
                                    Exhibit 3.1 to registrant's Form 10-K Report for the year ended December 31, 1998, and incorporated herein by reference)

                  3.2 Bylaws, as restated (filed as Exhibit 3.2 to registrant's Form 10-K Report for the year ended December 31, 1992, and incorporated herein by reference)

                  10.1* Registrant's 1993 Incentive Stock Option Plan, restated as of April 13, 1994 (filed as Exhibit B to registrant's Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)

                  10.2* Registrant's Nonemployee Director's Stock Option Plan (filed as Exhibit 10.2 to registrant's Form 10-K Report for the year ended December 31, 1991, and incorporated herein by reference)

                  10.3* Registrant's 1993 Stock Option Plan for Nonemployee Directors, restated as of April 13, 1994 (filed as Exhibit A to registrant's Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)

                  10.4* Restated 1995 Stock Incentive Plan (filed as Exhibit A to registrant's Proxy Statement for the 1998 annual shareholder meeting, filed April 13, 1998, and incorporated herein by reference)

                  10.5* Nonstatutory (Nonqualified) Stock Option Agreement dated November 22, 1995, between registrant and Richard C. Williams (filed as
                                    Exhibit 10.10 to registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

                  10.6 Ground Lease, dated as of February 10, 1994, between registrant and Pacific Realty Associates, L.P. (filed as Exhibit 10.10 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

                  10.7 Advances, Security and Deposit Agreement, dated February 5, 1999, between Centennial Bank and the Federal Home Loan Bank of Seattle

                  10.8* Centennial Bank Deferred Compensation Plan, dated effective January 1, 1996 (filed as
                                    Exhibit 10.13 to registrant's Form 10-K for the year ended December 31,

                                    1996, and incorporated herein by reference)

                  10.9* Participation Agreement for use with Centennial Bank Deferred Compensation Plan (filed as Exhibit 10.14 to registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

                  10.10* Employment Agreement dated July 29, 1997 between Thaddeus (Ted) Winnowski and Centennial Bank (filed as Exhibit 10.17 to registrant's Form 10-Q Report for the quarter ended September 30, 1997, and incorporated herein by reference)

                  10.11* Employment Agreement dated October 1, 1995, between Richard C. Williams and registrant (filed as Exhibit 10.3 to registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

                  10.12* First Amendment to Employment Agreement dated December 1, 1997, between Richard C. Williams and registrant (filed as Exhibit
                                    10.18 to registrant's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)

                  10.13 Pledge, Security and Safekeeping Agreement dated September 30, 1997, between Centennial Bank and the Federal Home Loan Bank of Seattle

                  11.1              Earnings per Share Computation

                  13.1 Portions of 1999 Annual Report to Shareholders (which are incorporated by reference in this Form 10-K Annual Report)

                  16.1 Letter dated November 5, 1998 from PricewaterhouseCoopers LLP to the Securities and Exchange Commission (filed as Exhibit 16 to registrant's Form 8-K Report filed November 5, 1998 and incorporated herein by reference)

                  20.1 Portions of definitive proxy statement for 2000 annual shareholder meeting (to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report)

                  21.1              Subsidiaries of registrant (filed as Exhibit
                                    21.1 to registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

                  23.1 Consent of Symonds, Evans & Larson, P.C., Independent Accountants

                  23.2 Consent of PricewaterhouseCoopers LLP, Independent Accountants

                  23.3 Report of PricewaterhouseCoopers LLP, Independent Accountants

                  27.1              Financial Data Schedule as of
                                    December 31, 1999

                  99.1 Certain Factors to Consider in Connection with Forward-Looking Statements



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

     (b) Bancorp did not file any Forms 8-K during the quarter ended December 31, 1999.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          CENTENNIAL BANCORP

DATED:        March 20, 2000              By /s/ Richard C. Williams
                    --                      ------------------------
                                            Richard C. Williams, President


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                          PRINCIPAL EXECUTIVE OFFICER AND
                                          DIRECTOR

DATED:        March 20, 2000              By /s/ Richard C. Williams
                    --                      ------------------------
                                            Richard C. Williams, President,
                                            Chief Executive Officer and
                                            Director


                                          CHIEF FINANCIAL OFFICER

DATED:        March 20, 2000              By /s/ Michael J. Nysingh
                    --                      ------------------------
                                            Michael J. Nysingh
                                            Chief Financial Officer

                                          DIRECTORS:


DATED:        March 21, 2000              By /s/ Dan Giustina
                    --                      ------------------------
                                            Dan Giustina, Director

DATED:        March 22, 2000              By /s/ Cordy H. Jensen
                    --                      ----------------------
                                            Cordy H. Jensen, Director

DATED:        March 22, 2000              By /s/ Robert L. Newburn
                    --                      ------------------------
                                            Robert L. Newburn, Director

DATED:        March 23, 2000              By /s/ Brian B. Obie
                    --                      ------------------------
                                            Brian B. Obie, Director

DATED:        March 22, 2000              By /s/ Ted Winnowski
                    --                      ------------------------
                                            Ted Winnowski, Director

                                  EXHIBIT INDEX


Exhibit*
--------

10.7 Advances, Security and Deposit Agreement, dated February 5, 1999, between Centennial Bank and the Federal Home Loan Bank of Seattle

10.13 Pledge, Security and Safekeeping Agreement dated September 30, 1997, between Centennial Bank and the Federal Home Loan Bank of Seattle

11.1         Earnings per Share Computation

13.1 Portions of 1999 Annual Report to Shareholders (which are incorporated by reference into this Form 10-K Annual Report)

23.1         Consent of Symonds, Evans & Larson, P.C., Independent Accountants

23.2         Consent of PricewaterhouseCoopers LLP, Independent Accountants

23.3         Report of PricewaterhouseCoopers LLP, Independent Accountants

27.1         Financial Data Schedule as of December 31, 1999

99.1         Certain Factors to Consider in Connection with Forward-Looking
             Statements

---------------

* See Item 14(a)(3) of this Annual Report for a list of all exhibits, including those incorporated by reference.