Form 10-Q
period 2000-03-31
CENTENNIAL BANCORP
filed 2000-05-12
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended March 31, 2000
                               --------------

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

                              One S.W. Columbia St.
                             Portland, Oregon 97258
                    (Address of principal executive offices)
                                   (Zip Code)

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

19,712,312 shares as of April 30, 2000.

                               CENTENNIAL BANCORP

                                    FORM 10-Q

                                 MARCH 31, 2000

                                      INDEX
                                      -----

                                                          Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of
     March 31, 2000 and December 31, 1999                 4

Condensed Consolidated Statements of Income for
     the three months ended March 31, 2000 and 1999       5

Condensed Consolidated Statements of Changes in
      Shareholders' Equity for the three months ended
      March 31, 2000 and 1999                             6

Condensed Consolidated Statements of Cash Flows
     for the three months ended March 31,
     2000 and 1999                                        7

Notes to Condensed Consolidated Financial Statements      8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        13
          Material Changes in Financial Condition         14
          Material Changes in Results of Operations       15
          Market Risk                                     16
          Liquidity and Capital Resources                 16
          Effects of the Year 2000                        17


PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K                 19

Signatures                                                20

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (Unaudited)

                                                                     March 31,               December 31,
                                                                       2000                      1999
                                                                   -------------            -------------
ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 35,682,367            $ 29,934,856
     Federal funds sold                                                1,130,000                      --
                                                                    ------------            ------------
     Total cash and cash equivalents                                  36,812,367              29,934,856
Securities available-for-sale                                         59,176,181              59,358,757
Mortgage loans held for sale                                           5,467,552               6,155,343
Loans, net                                                           624,846,682             587,507,784
Federal Home Loan Bank stock                                           5,557,182               5,468,800
Premises and equipment, net                                           15,927,719              15,911,497
Other assets                                                          21,083,369              22,400,675
                                                                    ------------            ------------
                                                                    $768,871,052            $726,737,712
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $110,448,117            $106,113,028
          Interest-bearing demand                                    266,131,022             246,690,606
          Savings                                                     22,083,876              33,320,788
          Time                                                       216,563,782             186,917,061
                                                                    ------------            ------------
               Total deposits                                        615,226,797             573,041,483
     Short-term borrowings                                            70,081,950              74,553,967
     Accrued interest and other liabilities                            5,672,820               4,813,501
                                                                    ------------            ------------
               Total liabilities                                     690,981,567             652,408,951
Shareholders' equity:
     Preferred stock                                                          --                      --
     Common stock, 19,709,982 issued and outstanding
          (19,645,891 at December 31, 1999)                           30,601,308              30,390,824
     Retained earnings                                                48,878,567              45,624,007
     Accumulated other comprehensive loss                             (1,590,390)             (1,686,070)
                                                                    ------------            ------------
               Total shareholders' equity                             77,889,485              74,328,761
                                                                    ------------            ------------
                                                                    $768,871,052            $726,737,712
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                  --------------------------
                                                                                      2000           1999
                                                                                  -----------     ----------
INTEREST INCOME
     Interest and fees on loans                                                  $16,933,751     $11,655,136
     Interest on investment securities                                               945,935       1,173,474
     Other interest income                                                             7,293          65,255
                                                                                  ----------      ----------
          Total interest income                                                   17,886,979      12,893,865
INTEREST EXPENSE
     Interest on deposits                                                          4,937,332       3,662,862
     Interest on short-term borrowings                                             1,193,162         170,318
                                                                                  ----------      ----------
          Total interest expense                                                   6,130,494       3,833,180
                                                                                  ----------      ----------
NET INTEREST INCOME                                                               11,756,485       9,060,685
     Loan loss provision                                                             750,000         500,000
                                                                                  ----------      ----------
          Net interest income after loan loss provision                           11,006,485       8,560,685
NONINTEREST INCOME
     Service charges                                                                 378,815         321,870
     Other                                                                           290,007         185,666
     Net gains on sales of mortgage loans                                            196,320         375,356
     Net gains on sales of securities                                                     --         165,806
                                                                                  ----------       ---------
          Total noninterest income                                                   865,142       1,048,698
NONINTEREST EXPENSES
     Salaries and employee benefits                                                4,173,515       3,277,367
     Premises and equipment                                                          979,507         739,186
     Legal and professional                                                          150,583         131,438
     Advertising                                                                     231,118         143,029
     Amortization of goodwill                                                        172,107          21,447
     Other                                                                           924,017         702,108
                                                                                  ----------      ----------
          Total noninterest expenses                                               6,630,847       5,014,575
                                                                                  ----------      ----------

Income before income taxes                                                         5,240,780       4,594,808
Provision for income taxes                                                         1,986,220       1,635,050
                                                                                  ----------      ----------

NET INCOME                                                                        $3,254,560      $2,959,758
                                                                                  ==========      ==========

Earnings per share of common stock:
     Basic                                                                        $      .17      $      .15
     Diluted                                                                      $      .16      $      .15

Weighted average shares outstanding:
     Basic                                                                        19,661,578      19,546,536
     Diluted                                                                      20,111,786      20,345,523


See accompanying notes.

                                                                    CENTENNIAL BANCORP
                                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                       (Unaudited)
                                                                                                      Accumulated
                                                                                                         Other           Total
                                                Comprehensive  Number of    Common      Retained      Comprehensive   Shareholders'
                                                   Income      Shares        Stock      Earnings       Income/(Loss)     Equity
                                                   ------      ------        -----      --------       -------------     ------
Balance at December 31, 1998                                  19,484,114   $29,690,949  $33,517,242      $508,950       $63,717,141

Comprehensive Income:
     Net Income                                   $2,959,758                              2,959,758                       2,959,758
     Other comprehensive income, net of tax:
          Unrealized loss on available-for-sale
          securities                                 (31,624)                                             (31,624)          (31,624)
          Reclassification adjustment for net
          gains on sales of securities included
          in net income                             (106,116)                                            (106,116)         (106,116)
                                                  ----------

Comprehensive Income                              $2,822,018
                                                  ==========

Stock options exercised                                           97,068       216,667                                      216,667

Tax benefit of stock options exercised                                         176,619                                      176,619
                                                              ----------   -----------  -----------      --------       -----------
Balance at March 31, 1999                                     19,581,182   $30,084,235  $36,477,000      $371,210       $66,932,445
                                                              ==========   ===========  ===========      ========       ===========

Balance at December 31, 1999                                  19,645,891   $30,390,824  $45,624,007   $(1,686,070)      $74,328,761

Comprehensive Income:
     Net Income                                   $3,254,560                              3,254,560                       3,254,560
     Other comprehensive income, net of tax:
          Unrealized loss on available-for-sale
          securities                                  95,680                                               95,680            95,680
                                                  ----------
Comprehensive Income                              $3,350,240
                                                  ==========

Stock options exercised                                           64,091        129,762                                     129,762

Tax benefit of stock options exercised                                           80,722                                      80,722
                                                              ----------    ----------- -----------  ------------       -----------
Balance at March 31, 2000                                     19,709,982    $30,601,308 $48,878,567   $(1,590,390)      $77,889,485
                                                              ==========    =========== ===========  ============       ===========

CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  --------------------------
                                                                                       2000          1999
                                                                                  ------------  ------------
Net cash provided by operating activities                                         $ 6,946,241    $5,060,713

Cash flows from investing activities:
     Net increase in loans                                                        (38,088,898)  (10,832,140)
     Proceeds from investment securities:
          Maturities                                                                  523,613       606,584
          Sales                                                                            --    15,244,725
     Purchases of premises and equipment                                             (427,226)     (356,750)
                                                                                  -----------   -----------
          Net cash provided by (used in) investing activities                     (37,992,511)    4,662,419

Cash flows from financing activities:
     Net increase in deposits                                                      42,185,314     4,262,860
     Net decrease in short-term borrowings                                         (4,472,017)   (7,713,055)
     Proceeds from issuance of common stock                                           210,484       393,286
                                                                                  -----------   -----------
          Net cash provided by (used in) financing activities                      37,923,781    (3,056,909)
                                                                                  -----------   -----------

Net increase in cash and cash equivalents                                           6,877,511     6,666,223

Cash and cash equivalents at beginning of period                                   29,934,856    41,841,367
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $36,812,367   $48,507,590
                                                                                  ===========   ===========

See accompanying notes.

                               CENTENNIAL BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation
     ---------------------

     The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly owned subsidiaries, Centennial Bank ("Bank") and Centennial Mortgage Co. ("Mortgage Co."). The Bank is an Oregon state-chartered bank which provides commercial banking services. The Mortgage Co. provides a variety of residential and commercial real estate financing services.

     The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting only of normal accruals, which Bancorp considers necessary for a fair presentation of the results of operations for such interim periods.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 1999 Annual Report to Shareholders.

     Certain amounts for 1999 have been reclassified to conform with the 2000 presentation.

2.   Securities Available-for-Sale
     -----------------------------
     Securities available-for-sale consisted of the following at March 31, 2000 and December 31, 1999:

                                        Gross        Gross      Estimated
                          Amortized   Unrealized   Unrealized      Fair
                            Cost        Gains        Losses        Value
                            ----        -----        ------        -----
     March 31, 2000:

     U.S. Treasuries     $ 1,401,394   $  2,718  $    8,044   $ 1,396,068
     U.S. Government
        agencies          27,989,416         --   1,523,138    26,466,278
     Obligations of
        states and
        political
        subdivisions      28,472,590     57,857     970,300    27,560,147
     Corporate bonds       2,278,658         --      92,396     2,186,262
     Mortgage-backed
        securities         1,411,673         --      31,838     1,379,835
     Equity securities       188,261         --         670       187,591
                         -----------   --------  ----------   -----------
        Total            $61,741,992   $ 60,575  $2,626,386   $59,176,181
                         ===========   ========  ==========   ===========

     December 31, 1999:

     U.S. Treasuries     $ 1,400,808 $    4,759  $    6,325   $ 1,399,242
     U.S. Government
        agencies          27,988,761         --   1,454,349    26,534,412
     Obligations of
        states and
        political
        subdivisions      28,468,534     79,235   1,232,228    27,315,541
     Corporate bonds       2,284,118        120      79,123     2,205,115
     Mortgage-backed
        securities         1,936,017         --      31,570     1,904,447
                         ----------- ----------  ----------   -----------
        Total            $62,078,238 $   84,114  $2,803,595   $59,358,757
                         =========== ==========  ==========   ===========

3.   Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the loan portfolio was as follows:

                                       March 31,    December 31,
                                         2000           1999
                                     ------------   ------------
     Real estate -- mortgage         $141,231,506   $129,220,429
     Real estate -- construction      241,213,065    227,387,353
     Commercial                       231,629,320    219,588,355
     Installment                        8,656,759      8,409,380
     Lease financing                    4,941,218      4,867,834
     Other                              4,084,095      4,198,940
                                     ------------   ------------
                                      631,755,963    593,672,291
     Allowance for loan losses         (6,909,281)    (6,164,507)
                                     ------------   ------------
                                     $624,846,682   $587,507,784
                                     ============   ============

     Transactions in the allowance for loan losses were as follows for the three months ended March 31:

                                           2000          1999
                                       -----------    -----------
     Balance at beginning of period    $6,164,507     $4,450,614
     Provision charged to operations      750,000        500,000
     Recoveries                             3,267          9,893
     Loans charged off                     (8,493)       (37,191)
                                       ----------     ----------
     Balance at end of period          $6,909,281     $4,923,316
                                       ==========     ==========

     At March 31, 2000 and December 31, 1999, Bancorp had approximately $7,637,000 and $5,833,000, respectively, in impaired loans. The specific valuation allowance related to these loans was approximately $842,000 and $465,000 at March 31, 2000 and December 31, 1999, respectively.

     It is Bancorp's policy to place loans on nonaccrual status whenever the collection of all or a part of the principal balance is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 2000 and December 31, 1999 were approximately $4,238,000 and $579,000, respectively. The increase in nonaccrual totals during the quarter was concentrated in one account which was well secured and subject to an established programmed pay-out.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $2,759,000 at March 31, 2000, and approximately $2,163,000 at December 31, 1999. Bancorp had no restructured loans at March 31, 2000 or December 31, 1999.

4.   Short-Term Borrowings
     ---------------------
     Short-term borrowings consisted of the following:

                               March 31, 2000   December 31, 1999
                               --------------   -----------------
     Securities sold under
       agreement to repurchase   $ 4,139,950       $ 8,213,967
     Federal funds purchased      14,200,000        19,600,000
     FHLB cash management
       advance program            30,742,000        25,740,000
     FHLB borrowings under
       promissory notes           21,000,000        21,000,000
                                ------------       -----------
                                 $70,081,950       $74,553,967
                                 ===========       ===========

5.   Earnings per Share of Common Stock
     ----------------------------------

     A reconcilement of the weighted average shares used to compute basic and diluted earnings per share is as follows:
                                    Three Months Ended March 31,
                                    ----------------------------
                                          2000          1999
                                          ----          ----
     Weighted average shares
       outstanding -- basic            19,661,578    19,546,536

     Incremental shares from
       stock options                      450,208       798,987
                                       ----------    ----------
     Weighted average shares
       outstanding -- diluted          20,111,786    20,345,523
                                       ==========    ==========

     The weighted average number of common shares outstanding used to calculate earnings per share of common stock and the number of shares outstanding in the accompanying condensed consolidated statements of changes in shareholders' equity reflects the retroactive effect of stock splits and stock dividends.

              MANAGEMENT'S DISCUSSION AND ANALYSIS
        OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     THIS QUARTERLY REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS THAT EXPRESSLY OR IMPLICITLY PREDICT FUTURE RESULTS, PERFORMANCE OR EVENTS ARE FORWARD-LOOKING. IN ADDITION, THE WORDS "ANTICIPATE," "BELIEVE," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: (1) POTENTIAL DELAYS OR OTHER PROBLEMS IN IMPLEMENTING BANCORP'S GROWTH AND EXPANSION STRATEGY; (2) THE ABILITY TO ATTRACT NEW DEPOSITS AND LOANS; (3) INTEREST RATE FLUCTUATIONS;
(4) COMPETITIVE FACTORS AND PRICING PRESSURES; (5) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, THAT COULD RESULT IN INCREASED LOAN LOSSES; (6) CHANGES IN LEGAL AND REGULATORY REQUIREMENTS; AND (7) CHANGES IN TECHNOLOGY, AS WELL AS OTHER FACTORS DESCRIBED IN THIS AND OTHER BANCORP REPORTS AND STATEMENTS, INCLUDING, BUT NOT LIMITED TO, EXHIBIT 99.1 TO BANCORP'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1999, WHICH IS INCORPORATED HEREIN BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE ITS FORWARD-LOOKING STATEMENTS.

OVERVIEW
--------

     Centennial Bancorp, an Oregon corporation, was organized in 1981 as a bank holding company and has two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. Bancorp primarily serves the Portland, Oregon and Eugene, Oregon markets. Unless the context clearly suggests otherwise, references in this Quarterly Report to "Bancorp" include Centennial Bancorp and its subsidiaries.

     At March 31, 2000, Centennial Bank operated 15 full-service and five limited-service branches, including the new full-service Mill Plain Office in Vancouver, Washington, which opened in February 2000.

     At March 31, 2000, Centennial Mortgage had two Eugene and two Portland-area offices.

     Bancorp reported net income of $3.3 million, or $.17 per basic share, for the three months ended March 31, 2000. This represented a 10% increase in net income as compared to $3.0 million, or $.15 per basic share, for the three months ended March 31, 1999. The increased earnings primarily reflected the expansion of Bancorp's interest-earning assets and increased net interest income. At March 31, 2000, Bancorp recognized a 34.6% increase in total assets and 33.9% increase in interest-earning assets as compared to March 31, 1999.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the three months ended March 31, 2000 included continued substantial loan growth, increased cash balances, strong deposit growth and a significant decrease in short-term borrowings.

     At March 31, 2000, total assets of $768.9 million represented a 5.8% increase from the $726.7 million total at December 31, 1999. Loans and loans held for sale of $630.3 million at March 31, 2000 increased $36.7 million, or 6.2%, as compared to $593.7 million at December 31, 1999, mainly due to commercial and real estate loan growth.

     Cash and cash equivalents, including cash and due from banks and federal funds sold, increased $6.9 million to $36.8 million at March 31, 2000 as compared to $29.9 million at December 31, 1999. Cash and due from banks can fluctuate significantly on a daily basis due to normal loan and deposit activity, funds transfers and inter-bank clearing of cash items. Federal funds sold represent excess funds, which are sold overnight to other financial institutions, and their levels can also fluctuate significantly on a daily basis.

     Total deposits increased $42.2 million, or 7.4%, to $615.2 million at March 31, 2000 as compared to December 31, 1999. The increase was centered in time and interest-bearing demand deposits.

     At March 31, 2000, short-term borrowings totaled $70.1 million, a $4.5 million decrease from the $74.6 million outstanding at December 31, 1999. Although short-term borrowings were the primary support for loan growth during much of the quarter, an acceleration of deposit growth in March allowed the reduced borrowing levels by quarter end.

     Remaining asset and liability category changes during the first quarter of 2000 were comparatively modest.

     March 31, 2000 shareholders' equity was $77.9 million, a $3.6 million increase over December 31, 1999. The increase resulted from earnings and the exercise of stock options.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Mainly as a result of continuing loan growth, total interest income increased $5.0 million, or 38.7%, for the quarter ended March 31, 2000 when compared to the quarter ended March 31, 1999.

     Total interest expense increased $2.3 million, or 59.9%, for the three months ended March 31, 2000 as compared to the same period in 1999. This increase was due to the growth of interest-bearing deposits and substantially higher levels of short-term borrowings.

     The increase in interest earned, partially offset by the increase in interest expense, served to increase Bancorp's net interest income by $2.7 million, or 29.8%, over the first quarter of 1999.

     During the three months ended March 31, 2000, Bancorp charged a $750,000 loan loss provision to operations as compared to $500,000 during the three months ended March 31, 1999. The increase in the loss provision was primarily due to the assumed or "inherent" risk of Bancorp's increasing loan totals.

     At March 31, 2000, Bancorp's allowance for loan losses was $6.9 million, as compared to $6.2 million and $4.9 million at December 31, 1999 and March 31, 1999, respectively. Management believes that the allowance is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Bancorp. The allowance is based on estimates, and actual losses may vary from those currently estimated.

     Noninterest income decreased $183,600 for the three months ended March 31, 2000 as compared to the same period in 1999. The decrease was the result of lower gains on sales of loans and the absence of securities sales during the quarter.

     Noninterest expense increased $1.6 million during first quarter 2000 as compared to first quarter 1999. The increase, mainly in salaries and benefits, premises and equipment costs and goodwill amortization, was primarily the result of Bancorp's continuing growth and expansion.

     During the quarter ended March 31, 2000, the provision for income taxes was $2.0 million, an increase of $351,200 over the provision during the quarter ended March 31, 1999. The increase primarily resulted from Bancorp's increased pre-tax income.

MARKET RISK
-----------

     Market risk is the risk of loss from adverse changes in market prices and rates. Bancorp's primary market risk is the interest rate risk associated with its investing, lending, deposit and borrowing activities. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not materially affect or are not part of Bancorp's normal business activities. Management actively monitors and manages Bancorp's interest rate risk with the overall objective of achieving satisfactory and consistent profitability while maintaining interest rate sensitivity within formal policy guidelines established by the Board of Directors.

     Bancorp did not experience a material change in market risk at March 31, 2000 as compared to December 31, 1999.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Bancorp's principal subsidiary, Centennial Bank, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Currently, the Bank's main sources of liquidity are customer deposits, short-term borrowings, loan repayments, sales of loans and net cash provided by operating activities. Although sales of investment securities were a significant funding source in 1999, the investment portfolio is currently a less effective source of immediate liquidity due to unrealized losses resulting from recent interest rate increases. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

     The Bank maintains, on an unsecured basis, federal funds lines with correspondent banks as a back-up source of temporary liquidity. At March 31, 2000, the Bank had federal funds lines of $42 million available with $14.2 million outstanding.

     The Bank also maintains a cash management advance line of credit with the Federal Home Loan Bank of Seattle which allows temporary borrowings for liquidity. At March 31, 2000, the line was fully utilized with $30.7 million outstanding.

     At March 31, 2000, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were 9.15% and 10.05%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At March 31, 2000, Bancorp's capital-to-assets ratio under leverage ratio guidelines was 9.45%. The FRB's current minimum leverage capital ratio guideline is 3%.

     During the quarter, Bancorp's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5% of outstanding shares over a two-year period. Repurchase activity began subsequent to quarter end and, at April 30, 2000, a total of 23,500 shares had been repurchased at a cost of approximately $214,000.

EFFECTS OF THE YEAR 2000
------------------------

     Some computers and computer software programs are unable to accurately recognize, for years after 1999, dates which are often expressed as a two digit number. This inability to recognize date information accurately could potentially affect computer operations and calculations, or could cause computer systems to not operate at all.

     Bancorp is heavily reliant on computers for accounting for customer records and transactions, as well as operating performance. Prior to December 31, 1999, Bancorp initiated and completed a comprehensive Year 2000 audit program, primarily directed by a task force organized by management in early 1997. Bancorp also prepared contingency plans to minimize disruptions to its operations due to Year 2000 issues. Among other criteria, Bancorp's Year 2000 programs were designed to comply with guidance provided by federal banking regulators to financial institutions with respect to becoming Year 2000 compliant.

     To date, Bancorp has not, nor to management's knowledge has any third party vendor or service provider on which Bancorp relies, experienced any material problems related to the Year 2000.

     However, Bancorp cannot determine if it will be subject to Year 2000 compliance problems in the future, or if Year 2000 problems have arisen that management has failed to detect.

     Bancorp will continue to monitor its business applications and maintain contact with significant third parties to resolve any Year 2000 problems that may arise in the future. Management believes that its efforts to achieve Year 2000 compliance and the impact of the Year 2000 problem will not have a material effect on Bancorp's operations.

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


                              CENTENNIAL BANCORP



Dated:  May 10, 2000           /s/ Richard C. Williams
                              -----------------------------------
                              Richard C. Williams
                              President & Chief Executive Officer




Dated:  May 10, 2000           /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer