Form 10-Q
period 2000-06-30
CENTENNIAL BANCORP
filed 2000-08-14
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended June 30, 2000
                               -------------

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

20,682,290 shares as of July 31, 2000.

                               CENTENNIAL BANCORP

                                    FORM 10-Q

                                  JUNE 30, 2000

                                      INDEX
                                      -----

                                                          Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of
     June 30, 2000 and December 31, 1999                  4

Condensed Consolidated Statements of Income for
     the six months and the quarter ended
     June 30, 2000 and 1999                               5

Condensed Consolidated Statements of Changes in
     Shareholders' Equity for the six months
     ended June 30, 2000 and 1999                         6

Condensed Consolidated Statements of Cash Flows
     for the six months ended June 30, 2000 and 1999      7

Notes to Condensed Consolidated Financial Statements      8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        13
          Material Changes in Financial Condition         14
          Material Changes in Results of Operations       15
          Market Risk                                     16
          Liquidity and Capital Resources                 16
          Effects of the Year 2000                        17

PART II - OTHER INFORMATION
---------------------------

Item 4 - Submission of Matters to a Vote
         of Security Holders                              18

Item 5 - Other Information                                18

Item 6 - Exhibits and Reports on Form 8-K                 19

Signatures                                                20

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                      June 30,               December 31,
                                                                        2000                     1999
                                                                    ------------            ------------
ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 40,800,148            $ 29,934,856
     Federal funds sold                                                2,030,000                      --
                                                                    ------------            ------------
               Total cash and cash equivalents                        42,830,148              29,934,856
Securities available-for-sale                                         58,228,607              59,358,757
Mortgage loans held for sale                                           6,937,535               6,155,343
Loans, net                                                           668,049,344             587,507,784
Federal Home Loan Bank stock                                           5,646,900               5,468,800
Premises and equipment, net                                           15,838,932              15,911,497
Other assets                                                          24,118,100              22,400,675
                                                                    ------------            ------------
                                                                    $821,649,566            $726,737,712
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $123,734,610            $106,113,028
          Interest-bearing demand                                    250,856,098             246,690,606
          Savings                                                     51,290,967              33,320,788
          Time                                                       241,023,169             186,917,061
                                                                    ------------            ------------
               Total deposits                                        666,904,844             573,041,483
     Short-term borrowings                                            67,607,244              74,553,967
     Accrued interest and other liabilities                            6,230,438               4,813,501
                                                                    ------------            ------------
               Total liabilities                                     740,742,526             652,408,951
Shareholders' equity:
     Preferred stock                                                          --                      --
     Common stock, 20,653,092 shares issued and outstanding
          (19,645,891 at December 31, 1999)                           30,139,554              30,390,824
     Retained earnings                                                52,259,286              45,624,007
     Accumulated other comprehensive income/(loss)                    (1,491,800)             (1,686,070)
                                                                    ------------            ------------
               Total shareholders' equity                             80,907,040              74,328,761
                                                                    ------------            ------------
                                                                    $821,649,566            $726,737,712
                                                                    ============            ============

See accompanying notes.

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                     Three Months Ended                  Six Months Ended
                                                          June 30,                           June 30,
                                                --------------------------        --------------------------
                                                   2000            1999               2000           1999
                                                ----------      ----------        -----------     ----------
INTEREST INCOME
     Interest and fees on loans                $18,668,493     $12,859,313        $35,602,244    $24,514,449
     Interest on investment securities             928,168         960,249          1,874,103      2,133,723
     Other interest income                           9,611         119,913             16,904        185,168
                                               -----------     -----------        -----------    -----------
          Total interest income                 19,606,272      13,939,475         37,493,251     26,833,340
INTEREST EXPENSE
     Interest on deposits                        5,669,030       3,987,722         10,606,362      7,650,584
     Interest on short-term borrowings           1,214,593         248,808          2,407,755        419,126
                                                ----------     -----------        -----------    -----------
          Total interest expense                 6,883,623       4,236,530         13,014,117      8,069,710
                                                ----------     -----------        -----------    -----------
NET INTEREST INCOME                             12,722,649       9,702,945         24,479,134     18,763,630
     Loan loss provision                           750,000         600,000          1,500,000      1,100,000
                                                ----------     -----------        -----------    -----------
          Net interest income after
            loan loss provision                 11,972,649       9,102,945         22,979,134     17,663,630
NONINTEREST INCOME
     Service charges                               366,982         363,340            745,797        685,210
     Other                                         291,767         185,238            581,774        370,904
     Net gains on sales of loans                   198,909         278,427            395,229        653,783
     Net gains on sales of investment securities        --         132,819                 --        298,625
                                                ----------     -----------        -----------    -----------
          Total noninterest income                 857,658         959,824          1,722,800      2,008,522
NONINTEREST EXPENSE
     Salaries and employee benefits              4,454,597       3,343,331          8,628,112      6,620,698
     Premises and equipment                      1,012,261         787,367          1,991,768      1,526,553
     Legal and professional                        186,017         178,900            336,600        310,338
     Advertising                                   251,843         216,085            482,961        359,114
     Data Processing                               219,003         148,351            396,901        268,102
     Amortization of Goodwill                      172,107         118,111            344,214        139,558
     Other                                       1,084,620         526,738          1,830,739      1,109,095
                                               -----------     -----------        -----------    -----------
          Total noninterest expense              7,380,448       5,318,883         14,011,295     10,333,458
                                               -----------     -----------        -----------    -----------

Income before income taxes                       5,449,859       4,743,886         10,690,639      9,338,694
Provision for income taxes                       2,069,140       1,698,860          4,055,360      3,333,910
                                               ------------    ------------       ------------   ------------

NET INCOME                                     $ 3,380,719     $ 3,045,026        $ 6,635,279    $ 6,004,784
                                               ===========     ===========        ===========    ===========

Earnings per common share:
     Basic                                     $       .16     $       .15        $       .32    $       .29
     Diluted                                   $       .16     $       .14        $       .31    $       .28

Weighted average common shares outstanding:
     Basic                                      20,666,028      20,579,127         20,655,500     20,551,648
     Diluted                                    21,256,019      21,235,484         21,186,697     21,298,790

See accompanying notes.

                                                                    CENTENNIAL BANCORP
                                           CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                                       (Unaudited)
                                                                                                        Accumulated
                                                                                                           Other         Total
                                               Comprehensive  Number of     Common        Retained     Comprehensive  Shareholders'
                                                   Income      Shares       Stock         Earnings     Income/(Loss)     Equity
                                                   ------      ------       -----         --------     -------------     ------
Balance at December 31, 1998                                   16,869,363   $29,690,949   $33,517,242    $508,950       $63,717,141

Comprehensive Income:
     Net Income                                  $6,004,784                                 6,004,784                     6,004,784
     Other comprehensive income, net of tax:
          Unrealized gain/(Loss) on available-
          for sale securities                    (1,003,356)                                           (1,003,356)       (1,003,356)
          Reclassification adjustment for net
          gains on sales of securities included
          in net income                            (298,625)                                             (298,625)         (298,625)
                                                 ----------
Comprehensive Income                             $4,702,803
                                                 ==========
Stock split (5%)                                                  843,468                                                        --

Stock options exercised                                           120,805       295,447                                     295,447

Tax benefit of stock options exercised                                          176,619                                     176,619
                                                               ----------   -----------   -----------   ---------       -----------
Balance at June 30, 1999                                       17,833,636   $30,163,015   $39,522,026   ($793,031)      $68,892,010
                                                               ==========   ===========   ===========   =========       ===========

Balance at December 31, 1999                                   19,645,891   $30,390,824   $45,624,007 $(1,686,070)      $74,328,761

Comprehensive Income:
     Net Income
     Other comprehensive income, net of tax:     $6,635,279                                $6,635,279                    $6,635,279
          Unrealized gain/(Loss) on available-
          for sale securities                       194,270                                               194,270           194,270
                                                 ----------
                                                 $4,829,549


Stock split (5%)                                                  983,480

Stock repurchases                                                 (51,700)     (490,329)                                   (490,329)

Stock options exercised                                            75,421       158,337                                     158,337

Tax benefit of stock options exercised                                           80,722                                      80,722
                                                               ----------   -----------   -----------   ---------       -----------
Balance at June 30, 2000                                       20,653,092   $30,139,554   $52,259,286  (1,491,800)      $80,907,040
                                                               ==========   ===========   ===========   =========       ===========

                                            CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                       Six Months Ended
                                                                                           June 30,
                                                                                  -------------------------
                                                                                       2000      1999
                                                                                  ------------  -----------
Net cash provided/(used) by operating activities                                  $ 7,157,536  $(12,510,800)
                                                                                  -----------   -----------
Cash flows from investing activities:
     Net increase in loans                                                        (82,041,560)  (87,174,322)
     Investment security purchases                                                         --    (6,125,598)
     Proceeds from investment securities:
          Maturities                                                                1,955,368     1,204,502
          Sales                                                                            --    23,073,906
     Purchases of premises and equipment                                             (760,698)   (2,383,628)
                                                                                  -----------    ----------
          Net cash used in investing activities                                   (80,846,890)  (71,405,140)

Cash flows from financing activities:
     Net increase in deposits                                                      93,863,361    67,176,455
     Net increase (decrease) in short-term borrowings                              (6,946,723)   13,749,914
     Proceeds from issuance of common stock                                           158,337       295,447
     Repurchases of common stock                                                     (490,329)           --
                                                                                  -----------   -----------
          Net cash provided by financing activities                                86,584,646    81,221,816
                                                                                  -----------   -----------
Net increase (decrease) in cash and cash equivalents                               12,895,292    (2,694,124)
Cash and cash equivalents at beginning of period                                   29,934,856    41,841,367
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $42,830,148   $39,147,243
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

     Certain amounts for 1999 have been reclassified to conform to the 2000 presentation.

2.   Securities Available-for-Sale
     -----------------------------
     Securities available-for-sale consisted of the following at June 30, 2000 and December 31, 1999:

                                   Gross        Gross    Estimated
                      Amortized  Unrealized   Unrealized    Fair
                        Cost       Gains        Losses      Value
                        ----       -----        ------      -----
     June 30, 2000:

     U.S. Treasuries $   951,572  $  1,635  $    6,445  $   946,762
     U.S. Government
        agencies      27,989,416        --   1,515,870   26,473,546
     Obligations of
        states and
        political
        subdivisions  28,476,913    50,248     852,568   27,674,593
     Corporate bonds   2,073,202        --      92,950    1,980,252
     Mortgage-backed
        securities       629,824        --       9,330      620,494
     Equity securities   513,260    20,370         670      532,960
                     -----------  --------  ----------  -----------
        Total        $60,634,187  $ 72,253  $2,477,833  $58,228,607
                     ===========  ========  ==========  ===========

     December 31, 1999:

     U.S. Treasuries $ 1,400,808 $    4,759 $    6,325 $ 1,399,242
     U.S. Government
        agencies      27,988,761         --  1,454,349  26,534,412
     Obligations of
        states and
        political
        subdivisions  28,468,534     79,235  1,232,228  27,315,541
     Corporate bonds   2,284,118        120     79,123   2,205,115
     Mortgage-backed
        securities     1,936,017         --     31,570   1,904,447
                     ----------- ---------- ---------- -----------
        Total        $62,078,238 $   84,114 $2,803,595 $59,358,757
                     =========== ========== ========== ===========

3.   Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the loan portfolio was as follows:

                                       June 30,     December 31,
                                         2000           1999
                                     ------------   ------------
     Real estate -- mortgage         $146,564,936   $129,220,429
     Real estate -- construction      262,103,841    227,387,353
     Commercial                       249,052,922    219,588,355
     Installment                        8,922,051      8,409,380
     Lease financing                    4,472,517      4,867,834
     Other                              4,401,990      4,198,940
                                     ------------   ------------
                                      675,518,257    593,672,291
     Allowance for loan losses         (7,468,913)    (6,164,507)
                                     ------------   ------------
                                     $668,049,344   $587,507,784
                                     ============   ============

     Transactions in the allowance for loan losses were as follows for the six months ended June 30:

                                         2000           1999
                                     ----------      ----------
     Balance at beginning of period  $6,164,507      $4,450,614
     Provision charged to operations  1,500,000       1,100,000
     Recoveries                          27,375          32,897
     Loans charged off                 (222,969)        (76,037)
                                     ----------      ----------
     Balance at end of period        $7,468,913      $5,507,474
                                     ==========      ==========

     At June 30, 2000 and December 31, 1999, Bancorp had approximately $8,514,000 and $5,833,000, respectively, in impaired loans. The specific valuation allowance related to these loans was approximately $774,000 and $465,000 at June 30, 2000 and December 31, 1999, respectively.

     It is Bancorp's policy to place loans on nonaccrual status when repayment of principal and interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 2000 and December 31, 1999 were approximately $5,372,000 and $579,000, respectively. The increase in nonaccrual totals since year-end was concentrated in two accounts. Both are subject to well-defined repayment plans and are considered adequately secured by real-estate collateral.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $1,915,000 at June 30, 2000, and approximately $2,163,000 at December 31, 1999. Bancorp had no restructured loans at June 30, 2000 or December 31, 1999.

4.   Short-Term Borrowings
     ---------------------
     Short-term borrowings consisted of the following:

                               June 30, 2000    December 31, 1999
                               -------------    -----------------
     Securities sold under
       agreement to repurchase   $ 1,762,244       $ 8,213,967
     Federal funds purchased      12,900,000        19,600,000
     FHLB cash management
       advance program            29,045,000        25,740,000
     FHLB borrowings under
       promissory notes           23,900,000        21,000,000
                                ------------       -----------
                                 $67,607,244       $74,553,967
                                 ===========       ===========

5.   Earnings per Share of Common Stock
     ----------------------------------

     A reconciliation of the weighted average shares used to compute basic and diluted earnings per share is as follows:

                                     Three Months Ended June 30
                                     --------------------------
                                          2000          1999
                                       ----------    ----------
Weighted average shares
       outstanding - basic             20,666,028    20,579,127
     Additional shares from
       stock options                      589,991       656,357
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           21,256,019    21,235,484
                                       ==========    ==========

                                       Six Months Ended June 30
                                       ------------------------
                                          2000          1999
                                       ----------    ----------
Weighted average shares
       outstanding - basic             20,655,500    20,551,648
     Additional shares from
       stock options                      531,197       747,142
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           21,186,697    21,298,790
                                       ==========    ==========

     The weighted average number of common shares outstanding used to calculate earnings per share of common stock and the number of shares outstanding in the accompanying condensed consolidated statements of changes in shareholders' equity reflects the retroactive effect of stock splits and stock dividends, including a 5% split declared July 19, 2000 for shareholders of record as of July 31, 2000.

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


OVERVIEW
--------

     Centennial Bancorp, an Oregon corporation, was organized in 1981 as a bank holding company and has two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. Bancorp primarily serves the Portland, Oregon and Eugene, Oregon metropolitan markets. Unless the context clearly suggests otherwise, references in this Quarterly Report to "Bancorp" include Centennial Bancorp and its subsidiaries.

     At June 30, 2000, Centennial Bank operated 15 full-service and five limited-service branches, including the new full-service Mill Plain Office in Vancouver, Washington, which opened in February 2000.

     At March 31, 2000, Centennial Mortgage had two Eugene and two Portland-area offices.

     Bancorp reported net income of $6.6 million, or $.32 per common share (basic), for the six months ended June 30, 2000. This represented a 10.5% increase in net income as compared to $6.0 million, or $.29 per common share, for the six months ended June 30, 1999. Net income of $3.4 million, or $.16 per common share, for the quarter ended June 30, 2000 represented an 11.0% increase in net income as compared to $3.0 million, or $.15 per common share, for the quarter ended June 30, 1999. The increased earnings during the six months and the quarter ended June 30, 2000 primarily reflect the expansion of Bancorp's interest-earning assets and increased net interest income. At June 30, 2000, Bancorp recognized a 25.2% increase in total assets and a 25.9% increase in interest-earning assets as compared to June 30, 1999.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the six months ended June 30, 2000 included continuing strong loan and deposit growth, increased cash balances and a decrease in short-term borrowings.

     At June 30, 2000, total assets of $821.6 million represented a 13.1% increase from the $726.7 million total at December 31, 1999. Loans and loans held for sale of $675.0 million at June 30, 2000 increased $81.3 million, or 13.7%, as compared to $593.7 million at December 31, 1999, mainly due to commercial and real estate loan growth.

     Cash and cash equivalents, including cash and due from banks and federal funds sold, increased $12.9 million to $42.8 million at June 30, 2000 as compared to $29.9 million at December 31, 1999. Cash and due from banks can fluctuate significantly on a daily basis due to normal loan and deposit activity, funds transfers and inter-bank clearing of cash items. Federal funds sold represent excess funds, which are sold overnight to other financial institutions, and their levels can also fluctuate significantly on a daily basis.

     Total deposits increased $93.9 million, or 16.4%, to $666.9 million at June 30, 2000 as compared to December 31, 1999. The majority of the increase occurred in time deposits and was primarily due to more aggressive pricing and marketing. Savings and demand deposit totals also increased significantly during the period. The new "Ultra Rate Fund" savings account was introduced during the second quarter, and the rapid growth of those deposit totals accounted for most of the increase in the savings category.

     Bancorp's deposit growth during the first six months of 2000 not only funded continued substantial loan growth but also allowed a $7.0 million decrease in short-term borrowings to $67.6 million at June 30, 2000 as compared to $74.6 million at December 31, 1999.

     All other changes in asset and liability categories during the first six months of 2000 were comparatively modest.

     As a result of Bancorp's strong earnings performance for the six months ended June 30, 2000, shareholders' equity grew to $80.9 million, a $6.6 million increase over December 31, 1999.


MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Primarily due to continuing loan growth, total interest income increased $10.7 million (or 39.7%) for the six months and $5.7 million (or 40.6%) for the quarter ended June 30, 2000 as compared to the same periods in 1999.

     Total interest expense increased $4.9 million (or 61.3%) for the six months and $2.6 million (or 62.5%) for the quarter ended June 30, 2000 as compared to the same 1999 periods. These increases were mainly due to the growth of interest-bearing deposits and substantially higher levels of short-term borrowings.

     The increase in interest earned, partially offset by the increase in interest paid, allowed Bancorp's net interest income to increase by $5.7 million (or 30.5%) for the six-month period, and $3.0 million (or 31.1%) for the second quarter of 2000, over the comparable periods in 1999.

     For the six- and three-month periods ended June 30, 2000, Bancorp charged loan loss provisions of $1.5 million and $750,000, respectively, as compared to $1.1 million and $600,000 for the same periods in 1999. The increase in the loss provisions were primarily due to the assumed or "inherent" risk of Bancorp's growing loan totals.

     At June 30, 2000, Bancorp's allowance for loan losses was $7.5 million, as compared to $6.2 million and $5.5 million at December 31, 1999 and June 30, 1999, respectively. Management believes that the allowance is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Bancorp. The allowance is based on estimates, and actual losses may vary from those currently estimated.

     Noninterest income decreased $286,000 (or 14.2%) for the six months and $102,000 (or 10.6%) for the quarter ended June 30, 2000 as compared to the same 1999 periods. The decreases partly resulted from lower gains on sales of loans. In addition, the

1999 periods included gains on investment securities sales. No investment securities were sold during the first six months of 2000.

     Noninterest expense increased $3.7 million (or 35.6%) for the six months and $2.1 million (or 38.8%) for the quarter ended June 30, 2000 as compared to the same 1999 periods. The increases, mainly in salaries and benefits, premises and equipment costs, goodwill amortization and other expenses, were primarily the result of Bancorp's growth and expansion.

     The provision for income taxes increased $721,000 and $370,000, respectively, for the six months and the quarter ended June 30, 2000, commensurate with Bancorp's increased pre-tax income.

MARKET RISK
-----------

     Market risk is the risk of loss from adverse changes in market prices and rates. Bancorp's primary market risk is the interest rate risk associated with its investing, lending, deposit and borrowing activities. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, are not part of Bancorp's normal business activities. Management actively monitors and manages Bancorp's interest rate risk with the overall objective of achieving satisfactory and consistent profitability while maintaining interest rate sensitivity within formal policy guidelines established by the Board of Directors.

     Bancorp did not experience a material change in market risk at June 30, 2000 as compared to December 31, 1999.

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

     The Bank maintains, on an unsecured basis, federal funds lines with correspondent banks as a back-up source of temporary liquidity. At June 30, 2000 the Bank had federal funds lines totaling $58 million with $12.9 million outstanding.

     The Bank also maintains a cash management advance line of credit with the Federal Home Loan Bank of Seattle which allows temporary borrowings for liquidity. At June 30, 2000, the line was fully utilized with $29.0 million outstanding.

     At June 30, 2000, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were 9.02% and 9.93%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At June 30, 2000, Bancorp's capital-to-assets ratio under leverage ratio guidelines was 9.39%. The FRB's current minimum leverage capital ratio guideline is 3%.

     During the first quarter of 2000, Bancorp's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5% of outstanding shares over a two-year period. At June 30, 2000, a total of 51,700 shares had been purchased at a cost of approximately $490,000.

EFFECTS OF THE YEAR 2000
------------------------

     Some computers and computer software programs are unable to accurately recognize, for years after 1999, dates which are often expressed as a two digit number. This inability to recognize date information accurately could potentially affect computer operations and calculations, or could cause computer systems to not operate at all.

     Bancorp is heavily reliant on computers to account for customer records and transactions, as well as operating performance. To date, Bancorp has not, nor to management's knowledge has any third party vendor or service provider on which Bancorp relies, experienced any material problems related to the Year 2000.

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

                           PART II - OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     Centennial Bancorp commenced its annual meeting of shareholders on April 26, 2000; the meeting was adjourned to May 17, 2000 when the vote was tallied. At the meeting, Dan Giustina, Cordy H. Jensen, Robert L. Newburn, Brian B. Obie, Richard C. Williams and Ted R. Winnowski were reelected to the Board of Directors for one-year terms. Voting on the election of directors was as follows:

                                Votes        Votes
                                 For       Withheld
                             ----------    --------

     Dan Giustina            11,487,832     67,519
     Cordy H. Jensen         11,480,999     74,352
     Robert L. Newburn       11,485,051     70,300
     Brian B. Obie           11,479,482     75,869
     Richard C. Williams     11,016,030    539,321
     Ted R. Winnowski        11,014,933    540,418

Item 5.  Other Information
--------------------------

     In May 2000, Richard C. Williams, who had served as Bancorp's President and Chief Executive Officer since its formation in 1981, became the Chairman of Bancorp's Board of Directors. At that time, Ted R. Winnowski, the current President and Chief Executive Officer of Bank, assumed the additional role of President and Chief Executive Officer of Bancorp. Mr. Williams succeeded Brian
B. Obie, President and Chief Executive Officer of Obie Media Corporation, who had served as the Chairman of Bancorp's Board since 1981. Mr. Obie will continue to serve on the Boards of Directors of both Bancorp and Bank.

     Also in May 2000, Bancorp and Mr. Williams amended his Employment Agreement, to increase the amount of deferred compensation payable to him, so his total deferred compensation is 14 times his base salary (or approximately $4.5 million), an increase from 8.4 times his base salary (or approximately $2.7 million). Because the amendment also increased the period during which the deferred compensation will be paid (from 12 years to 20 years), the annual payments pursuant to the amended agreement (initially, $175,000 per year) are essentially the same as before the amendment. However, the amendment also requires Bancorp, on an annual basis, to increase (but not decrease) all remaining, unpaid deferred compensation to reflect any cost-of-living increase during the prior year. Bancorp pays no interest on the deferred compensation. Bancorp began making payments of deferred compensation to Mr. Williams under the amended agreement in July 2000.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

     10    Second Amendment to Employment Agreement, dated
           May 5, 2000, amending the Employment Agreement, dated October 1, 1995, between Bancorp and Richard
           C. Williams

     27    Financial Data Schedule


(b)  Reports on Form 8-K

     None

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTENNIAL BANCORP



Dated:  August 10, 2000       /s/ Ted R. Winnowski
                              -----------------------------------
                              Ted R. Winnowski
                              President & Chief Executive Officer




Dated:  August 10, 2000       /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer