Form 10-Q
period 2000-09-30
CENTENNIAL BANCORP
filed 2000-11-14
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)

/X/      Quarterly Report Pursuant to Section 13 or 15(d) of the
         Securities Exchange Act of 1934

For the quarterly period ended September 30, 2000
                               ------------------

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

20,794,838 shares as of October 31, 2000.

                               CENTENNIAL BANCORP

                                    FORM 10-Q

                               SEPTEMBER 30, 2000

                                      INDEX
                                      -----

                                                         Page
PART I - FINANCIAL INFORMATION                        Reference
------------------------------                        ---------

Condensed Consolidated Balance Sheets as of
     September 30, 2000 and December 31, 1999             4

Condensed Consolidated Statements of Income for
     the nine months and the quarter ended
     September 30, 2000 and 1999                          5

Condensed Consolidated Statements of Changes in
     Shareholders' Equity for the nine months
     ended September 30, 2000 and 1999                    6

Condensed Consolidated Statements of Cash Flows
     for the nine months ended September 30, 2000
     and 1999                                             7

Notes to Condensed Consolidated Financial Statements      8

Management's Discussion and Analysis of Financial
     Condition and Results of Operations:
          Overview                                        13
          Material Changes in Financial Condition         14
          Material Changes in Results of Operations       15
          Market Risk                                     16
          Liquidity and Capital Resources                 16
          Effects of the Year 2000                        17

PART II - OTHER INFORMATION
---------------------------

Item 6 - Exhibits and Reports on Form 8-K.                18

Signatures                                                19

                                              CENTENNIAL BANCORP
                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                 (Unaudited)

                                                                    September 30,            December 31,
                                                                        2000                     1999
                                                                    ------------            -------------
ASSETS
------
Cash and cash equivalents:
     Cash and due from banks                                        $ 33,923,798            $ 29,934,856
     Federal funds sold                                                2,120,000                      --
                                                                    ------------            ------------
               Total cash and cash equivalents                        36,043,798              29,934,856
Securities available for sale                                         58,607,377              59,358,757
Mortgage loans held for sale                                           6,013,988               6,155,343
Loans, net                                                           686,481,665             587,507,784
Federal Home Loan Bank stock                                           5,739,100               5,468,800
Premises and equipment, net                                           15,633,281              15,911,497
Other assets                                                          23,432,940              22,400,675
                                                                    ------------            ------------
                                                                    $831,952,149            $726,737,712
                                                                    ============            ============
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Liabilities:
     Deposits:
          Demand                                                    $125,589,786            $106,113,028
          Interest-bearing demand                                    240,482,166             246,690,606
          Savings                                                     69,716,114              33,320,788
          Time                                                       249,820,455             186,917,061
                                                                    ------------            ------------
               Total deposits                                        685,608,521             573,041,483
     Short-term borrowings                                            55,012,283              74,553,967
     Accrued interest and other liabilities                            5,915,499               4,813,501
                                                                    ------------            ------------
               Total liabilities                                     746,536,303             652,408,951
Shareholders' equity:
     Preferred stock                                                          --                      --
     Common stock, 20,793,738 shares issued and outstanding
          (20,628,185 at December 31, 1999)                           30,435,554              30,390,824
     Retained earnings                                                56,002,997              45,624,007
     Accumulated other comprehensive income/(loss)                    (1,022,705)             (1,686,070)
                                                                    ------------            ------------
               Total shareholders' equity                             85,415,846              74,328,761
                                                                    ------------            ------------
                                                                    $831,952,149            $726,737,712
                                                                    ============            ============



See accompanying notes.


                                                  4

                                             CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                 (Unaudited)

                                                     Three Months Ended                 Nine Months Ended
                                                       September 30,                      September 30,
                                                ---------------------------       --------------------------
                                                   2000             1999             2000            1999
                                                ----------      -----------       -----------     ----------
INTEREST INCOME
     Interest and fees on loans                $19,596,916     $14,248,120        $55,199,160    $38,762,569
     Interest on investment securities             922,697         950,018          2,796,800      3,083,741
     Other interest income                          18,620          75,588             35,524        260,756
                                               -----------      ----------        -----------    -----------
          Total interest income                 20,538,233      15,273,726         58,031,484     42,107,066
INTEREST EXPENSE
     Interest on deposits                        6,808,747       4,333,635         17,415,109     11,984,219
     Interest on short-term borrowings             969,830         336,294          3,377,585        755,420
                                                ----------      ----------        -----------    -----------
          Total interest expense                 7,778,577       4,669,929         20,792,694     12,739,639
                                                ----------      ----------        -----------    -----------
NET INTEREST INCOME                             12,759,656      10,603,797         37,238,790     29,367,427
     Loan loss provision                         1,050,000         600,000          2,550,000      1,700,000
                                                ----------      ----------        -----------    -----------
          Net interest income after
            loan loss provision                 11,709,656      10,003,797         34,688,790     27,667,427
NONINTEREST INCOME
     Service charges                               376,190         373,018          1,121,987      1,058,228
     Other                                         309,404         197,213            891,178        568,117
     Net gains on sales of loans                   172,300         128,157            567,529        781,940
     Net gains on sales of investment securities        --              --                 --        298,625
                                                ----------      ----------        -----------    -----------
          Total noninterest income                 857,894         698,388          2,580,694      2,706,910
NONINTEREST EXPENSE
     Salaries and employee benefits              4,074,248       3,462,172         12,702,360     10,082,870
     Premises and equipment                      1,017,852         895,413          3,009,620      2,421,966
     Legal and professional                        201,402         154,588            538,002        464,926
     Advertising                                   258,265         227,016            741,226        586,130
     Data processing                               154,870         150,471            551,771        418,573
     Amortization of goodwill                      172,107         174,847            516,321        314,405
     Other                                         639,135         656,390          2,469,874      1,765,485
                                               -----------      ----------        -----------    -----------
          Total noninterest expense              6,517,879       5,720,897         20,529,174     16,054,355
                                               -----------      ----------        -----------    -----------

Income before income taxes                       6,049,671       4,981,288         16,740,310     14,319,982
Provision for income taxes                       2,305,960       1,879,330          6,361,320      5,213,240
                                               -----------      ----------        -----------    -----------

NET INCOME                                     $ 3,743,711     $ 3,101,958        $10,378,990    $ 9,106,742
                                               ===========      ==========        ===========    ===========

Earnings per common share:
     Basic                                      $      .18      $      .15        $       .50     $      .44
     Diluted                                    $      .18      $      .15        $       .49     $      .43

Weighted average common shares outstanding:
     Basic                                      20,737,898      20,610,362         20,683,166     20,571,435
     Diluted                                    21,161,500      21,339,440         21,178,237     21,312,489



See accompanying notes.


                                                       5

                                                          CENTENNIAL BANCORP
                                 CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                             (Unaudited)
                                                                                                         Accumulated
                                                                                                            Other          Total
                                                  Comprehensive  Number of     Common       Retained    Comprehensive  Shareholders'
                                                     Income       Shares        Stock       Earnings    Income/(Loss)      Equity
                                                     ------       ------        -----       --------    -------------      ------
Balance at December 31, 1998                                    20,458,319   $29,690,949   $33,517,242       $508,950   $63,717,141

Comprehensive Income:
     Net Income                                    $9,106,742                                9,106,742                    9,106,742
     Other comprehensive income, net of tax:
          Unrealized loss on available-
          for-sale securities                      (1,509,502)                                             (1,509,502)   (1,509,502)
          Reclassification adjustment for net
          gains on sales of securities included
          in net income                              (185,148)                                               (185,148)     (185,148)
                                                   ----------
Comprehensive Income                               $7,412,092
                                                   ==========

Stock options exercised                                            162,007       355,931                                    355,931

Tax benefit of stock options exercised                                           176,619                                    176,619
                                                                ----------   -----------   -----------     ----------   -----------
Balance at September 30, 1999                                   20,620,326   $30,223,499   $42,623,984     $1,185,700   $71,661,783
                                                                ==========   ===========   ===========     ==========   ===========

Balance at December 31, 1999                                    20,628,185   $30,390,824   $45,624,007    $(1,686,070)  $74,328,761

Comprehensive Income:
     Net Income                                   $10,378,990                               10,378,990                   10,378,990
     Other comprehensive income, net of tax:
          Unrealized gains on available-for-sale
          securities                                  663,365                                                 663,365       663,365
                                                  -----------
Comprehensive Income                              $11,042,355
                                                  ===========


Stock repurchases                                                  (54,285)     (490,329)                                  (490,329)

Stock options exercised                                            219,838       454,337                                    454,337

Tax benefit of stock options exercised                                            80,722                                     80,722
                                                                ----------   -----------   -----------   ------------   -----------
Balance at September 30, 2000                                   20,793,738   $30,435,554   $56,002,997   $(1,022,705)   $85,415,846
                                                                ==========   ===========   ===========   ============   ===========



                                                                 6

                                            CENTENNIAL BANCORP
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                 (Unaudited)

                                                                                      Nine Months Ended
                                                                                        September 30,
                                                                                  --------------------------
                                                                                      2000          1999
                                                                                  ------------  ------------
Net cash provided by operating activities                                         $13,793,384   $ 5,153,285
                                                                                   ----------   -----------
Cash flows from investing activities:
     Net increase in loans                                                       (101,523,881) (121,891,128)
     Investment security purchases                                                   (500,000)  (11,196,470)
     Proceeds from investment securities:
          Maturities                                                                2,332,466     1,761,521
          Sales                                                                            --    23,073,906
     Purchases of premises and equipment                                             (982,389)   (3,144,117)
                                                                                  -----------   -----------
          Net cash used in investing activities                                  (100,673,804) (111,396,288)

Cash flows from financing activities:
     Net increase in deposits                                                     112,567,038    86,374,387
     Net increase/(decrease) in short-term borrowings                             (19,541,684)   13,868,936
     Proceeds from issuance of common stock                                           454,337       355,931
     Repurchases of common stock                                                     (490,329)           --
                                                                                  -----------   -----------
          Net cash provided by financing activities                                92,989,362   100,599,254
                                                                                  -----------   -----------
Net increase/(decrease) in cash and cash equivalents                                6,108,942    (5,643,749)
Cash and cash equivalents at beginning of period                                   29,934,856    41,841,367
                                                                                  -----------   -----------
Cash and cash equivalents at end of period                                        $36,043,798   $36,197,618
                                                                                  ===========   ===========


See accompanying notes.


                                                        7

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

2.   Securities Available for Sale
     -----------------------------
     Securities available for sale consisted of the following at September 30, 2000 and December 31, 1999:

                                         Gross        Gross      Estimated
                           Amortized   Unrealized   Unrealized      Fair
                             Cost        Gains        Losses        Value
                           ---------   ----------   ----------   ---------
     September 30, 2000:

     U.S. Treasuries      $   951,614   $    557   $    2,342   $   949,829
     U.S. Government
        agencies           27,990,097         --    1,207,807    26,782,290
     Obligations of
        states and
        political
        subdivisions       28,481,103     89,174      480,651    28,089,626
     Corporate bonds        2,067,574         --       60,694     2,006,880
     Mortgage-backed
        securities            252,698         --        4,376       248,322
     Equity securities        513,260     20,370        3,200       530,430
                          -----------   --------   ----------   -----------
        Total             $60,256,346   $110,101   $1,759,070   $58,607,377
                          ===========   ========   ==========   ===========

     December 31, 1999:

     U.S. Treasuries      $ 1,400,808   $  4,759   $    6,325   $ 1,399,242
     U.S. Government
        agencies           27,988,761         --    1,454,349    26,534,412
     Obligations of
        states and
        political
        subdivisions       28,468,534     79,235    1,232,228    27,315,541
     Corporate bonds        2,284,118        120       79,123     2,205,115
     Mortgage-backed
        securities          1,936,017         --       31,570     1,904,447
                          -----------   --------   ----------   -----------
        Total             $62,078,238   $ 84,114   $2,803,595   $59,358,757
                          ===========   ========   ==========   ===========

3.   Loans and Allowance for Loan Losses
     -----------------------------------

     The composition of the loan portfolio was as follows:

                                     September 30,   December 31,
                                         2000           1999
                                     ------------   ------------
     Commercial                      $271,658,933   $219,588,355
     Real estate -- construction      261,204,311    227,387,353
     Real estate -- mortgage          143,677,442    129,220,429
     Installment                        9,176,122      8,409,380
     Lease financing                    5,000,766      4,867,834
     Other                              4,222,929      4,198,940
                                     ------------   ------------
                                      694,940,503    593,672,291
     Allowance for loan losses         (8,458,838)    (6,164,507)
                                     ------------   ------------
                                     $686,481,665   $587,507,784
                                     ============   ============

     Transactions in the allowance for loan losses were as follows for the nine months ended September 30:

                                          2000           1999
                                       ----------     ----------
     Balance at beginning of period    $6,164,507     $4,450,614
     Provision charged to operations    2,550,000      1,700,000
     Recoveries                            31,705         47,365
     Loans charged off                   (287,374)      (350,745)
                                       ----------     ----------
     Balance at end of period          $8,458,838     $5,847,234
                                       ==========     ==========

     At September 30, 2000 and December 31, 1999, Bancorp had approximately $10,241,000 and $5,833,000, respectively, in impaired loans. The specific valuation allowance related to these loans was approximately $1,157,000 and $465,000 at September 30, 2000 and December 31, 1999, respectively.

     It is Bancorp's policy to place loans on nonaccrual status when repayment of principal and interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 2000 and December 31, 1999 were approximately $3,434,000 and $579,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest totalled approximately $5,768,000 at September 30, 2000, and approximately $2,163,000 at December 31, 1999.

     The increase in non-performing and impaired loan totals since year-end was concentrated in two accounts. Both involve real-estate collateral which is in the process of foreclosure and liquidation.

     Bancorp had no restructured loans at September 30, 2000 or December 31, 1999.

4.   Short-Term Borrowings
     ---------------------
     Short-term borrowings consisted of the following:

                             September 30, 2000  December 31, 1999
                             ------------------  -----------------
     FHLB cash management
       advance program          $26,800,000         $25,740,000
     FHLB borrowings under
       promissory notes          23,900,000          21,000,000
     Securities sold under
       agreement to repurchase    4,312,283           8,213,967
     Federal funds purchased             --          19,600,000
                                -----------         -----------
                                $55,012,283         $74,553,967
                                ===========         ===========

5.  Earnings per Share of Common Stock
    ----------------------------------

     A reconciliation of the weighted average shares used to compute basic and diluted earnings per share is as follows:

                                Three Months Ended September 30
                                -------------------------------
                                          2000          1999
                                       ----------    ----------
Weighted average shares
       outstanding - basic             20,737,898    20,610,362
     Additional shares from
       stock options                      423,602       729,078
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           21,161,500    21,339,440
                                       ==========    ==========

                                 Nine Months Ended September 30
                                 ------------------------------
                                          2000          1999
                                       ----------    ----------
Weighted average shares
       outstanding - basic             20,683,166    20,571,435
     Additional shares from
       stock options                      497,071       741,054
                                       ----------    ----------
     Weighted average shares
       outstanding - diluted           21,178,237    21,312,489
                                       ==========    ==========

     The weighted average number of common shares outstanding used to calculate earnings per share of common stock and the number of shares outstanding in the accompanying condensed consolidated balance sheets and statements of changes in shareholders' equity reflect the retroactive effect of stock splits and stock dividends.

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

     At September 30, 2000, Centennial Bank operated 15 full-service and five limited-service branches, and Centennial Mortgage operated five offices including the new Salem office which opened during July.

     Centennial Bancorp reported net income of $10.4 million, or $.50 per share (basic), for the nine months ended September 30, 2000. This represented an 14.0% increase in net income and a 13.6% increase in earnings per share (basic), as compared to $9.1 million, or $.44 per share, for the nine months ended September 30, 1999. Net income of $3.7 million, or $.18 per share, for the quarter ended September 30, 2000 represented a 20.7% increase in net income and 20.0% increase in earnings per share (basic), as compared to $3.1 million, or $.15 per share, for the quarter ended September 30, 1999. The increased earnings during the nine months and the quarter ended September 30, 2000 primarily reflect the growth in Bancorp's loan portfolio and the related increase in net interest income. At September 30, 2000, Bancorp recognized a 22.2% increase in total assets and an 24.5% increase in interest-earning assets as compared to September 30, 1999.

MATERIAL CHANGES IN FINANCIAL CONDITION
---------------------------------------

     Material changes in financial condition for the nine months ended September 30, 2000 included continuing strong loan, deposit and equity growth, substantially decreased short-term borrowings and increased cash balances.

     At September 30, 2000, total assets of $832.0 million represented a 14.5% increase from the $726.7 million total at December 31, 1999. Loans and loans held for sale of $692.5 million at September 30, 2000 increased $98.8 million, or 16.6%, as compared to $593.7 million at December 31, 1999, mainly due to growth of commercial and real estate construction loan totals.

     Cash and cash equivalents, including cash and due from banks and federal funds sold, increased $6.1 million to $36.0 million at September 30, 2000 as compared to $29.9 million at December 31, 1999. Cash and due from banks can fluctuate significantly on a daily basis due to normal loan and deposit activity, funds transfers and inter-bank clearing of cash items. Federal funds sold represents excess funds, which are sold overnight to other financial institutions, and those amounts can also fluctuate significantly on a daily basis.

     Total deposits increased $112.6 million, or 19.7%, to $685.6 million at September 30, 2000 as compared to $573.0 million at December 31, 1999. The majority of the increase occurred in savings and time deposits and was primarily the result of more aggressive pricing and marketing.

     For the nine-month period, strong deposit and equity growth not only funded continued substantial loan growth but also allowed a $19.6 million decrease in short-term borrowings to $55.0 million at September 30, 2000 as compared to $74.6 million at December 31, 1999.

     All other changes in asset and liability categories during the nine-month period were comparatively modest.

     As a result of Bancorp's strong earnings performance for the nine months ended September 30, 2000, shareholders' equity grew to $85.4 million, an $11.1 million increase over December 31, 1999.

MATERIAL CHANGES IN RESULTS OF OPERATIONS
-----------------------------------------

     Primarily due to continuing loan growth, total interest income increased $15.9 million (or 37.8%) for the nine months and $5.3 million (or 34.5%) for the quarter ended September 30, 2000 as compared to the same periods in 1999.

     Total interest expense increased $8.1 million (or 63.2%) for the nine months and $3.1 million (or 66.6%) for the quarter ended September 30, 2000 as compared to the same 1999 periods. These increases were mainly due to the growth of interest-bearing deposits and substantially higher levels of short-term borrowings.

     The increases in interest earned, partially offset by the increases in interest paid, allowed Bancorp's net interest income to increase by $7.9 million (or 26.8%) for the nine-month period, and $2.2 million (or 20.3%) for the third quarter of 2000, over the comparable periods in 1999.

     For the nine- and three-month periods ended September 30, 2000, Bancorp charged loan loss provisions of $2.6 million and $1.1 million, respectively, as compared to $1.7 million and $600,000 for the same periods in 1999. The increases in the loss provisions were primarily due to the specifically identified and "inherent" risks of Bancorp's growing loan totals.

     At September 30, 2000, Bancorp's allowance for loan losses was $8.5 million, as compared to $6.2 million and $5.8 million at December 31, 1999 and September 30, 1999, respectively. Management believes that the allowance is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Bancorp. The allowance is based on estimates, and actual losses may vary from those currently estimated.

     Noninterest income decreased $126,000 (or 4.7%) for the nine months ended September 30, 2000 and increased $160,000 (or 22.8%) for the quarter ended September 30, 2000 as compared to the same 1999 periods. The year-to-date decrease resulted partially from lower gains on sales of loans in 2000. In addition, the 1999 period included gains on investment securities sales. No investment securities were sold during the nine-month period in 2000. Noninterest income increased for the quarter primarily due to higher gains on sales of loans and increased fee income from merchant services and wire transfer activity.

     Noninterest expense increased $4.5 million (or 27.9%) for the nine months and $797,000 (or 13.9%) for the quarter ended September 30, 2000 as compared to the same 1999 periods. The increases, centered in staffing and fixed-asset expenses, were mainly the result of Bancorp's growth and rising employee costs.

     The provision for income taxes increased $1.1 million and $427,000, respectively, for the nine months and the quarter ended September 30, 2000, commensurate with Bancorp's increased pre-tax income.

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

     Bancorp did not experience a material change in market risk at September 30, 2000 as compared to December 31, 1999.

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

     The Bank maintains, on an unsecured basis, federal funds lines with correspondent banks as a back-up source of temporary liquidity. At September 30, 2000, the Bank had federal funds lines totaling $44.0 million with no borrowings outstanding. The Bank also maintains a cash management advance line of credit with the Federal Home Loan Bank of Seattle which allows temporary borrowings for liquidity. At September 30, 2000, the line limit was $29.0 million with $26.8 million outstanding. In addition, the Bank has a $35.0 million secured line of credit at the Federal Reserve Bank discount window, which was not used during the third quarter of 2000.

     At September 30, 2000, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were 9.47% and 10.50%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

     At September 30, 2000, Bancorp's capital-to-assets ratio under leverage ratio guidelines was 9.59%. The FRB's current minimum leverage capital ratio guideline is 3%.

     During the first quarter of 2000, Bancorp's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5% of outstanding shares over a two-year period. At September 30, 2000, a total of 54,285 shares had been purchased at a cost of approximately $490,000.

EFFECTS OF THE YEAR 2000
------------------------

     Bancorp is heavily reliant on computers to account for customer records and transactions, as well as operating performance. To date, Bancorp has not, nor to management's knowledge has any third party vendor or service provider on which Bancorp relies, experienced any material computer or computer software problems related to the Year 2000.

     However, Bancorp cannot determine if it will be subject to Year 2000 compliance problems in the future, or if Year 2000 problems have arisen that management has failed to detect. Bancorp will continue to monitor its business applications and maintain contact with significant third parties to resolve any Year 2000 problems that may arise in the future. Management believes that the impact of the Year 2000 problem will not have a material effect on Bancorp's operations.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  Exhibits

     27    Financial Data Schedule


(b)  Reports on Form 8-K

     On October 6, 2000, Bancorp filed a Form 8-K, which updated the description of its common stock.

                                   SIGNATURES
                                   ----------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              CENTENNIAL BANCORP



Dated:  November 8, 2000      /s/ Ted R. Winnowski
                              -----------------------------------
                              Ted R. Winnowski
                              President & Chief Executive Officer




Dated:  November 7, 2000      /s/ Michael J. Nysingh
                              -----------------------------------
                              Michael J. Nysingh
                              Chief Financial Officer