Form 10-K
period 2000-12-31
CENTENNIAL BANCORP
filed 2001-03-29
CIK 702430

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                           For the fiscal year ended:    December 31, 2000
                                                       -------------------
                                       or
[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934
                           For the transition period from         to
                                                          ------      --------

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

                            One S. W. Columbia Street
                             Portland, Oregon 97258
                    (Address of principal executive offices)

                  Registrant's telephone number: (503) 973-5556

       Securities registered under Section 12(b) of the Exchange Act: None

     Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, without par value
                                (Title of class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes X   No
                                             ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $145,130,611 aggregate market value as of February 28, 2001, based on the price at which the stock was sold.

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 22,910,978 shares of Common Stock on February 28, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II incorporates information by reference from the issuer's Annual Report to Shareholders for the fiscal year ended December 31, 2000. Part III incorporates information by reference from the issuer's definitive proxy statement for the annual meeting of shareholders to be held on May 2, 2001.



                               CENTENNIAL BANCORP
                                    FORM 10-K
                                  ANNUAL REPORT
                                TABLE OF CONTENTS
                                -----------------


PART I                                                                                                       PAGE
------                                                                                                       ----

Item 1.           DESCRIPTION OF BUSINESS                                                                      3
Item 2.           DESCRIPTION OF PROPERTIES                                                                   26
Item 3.           LEGAL PROCEEDINGS                                                                           26
Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS                                             26

PART II
-------

                  (Items 5 through 8 are incorporated by reference from
                   Centennial Bancorp's Annual Report to Shareholders)

Item 5.           MARKET FOR BANCORP'S COMMON STOCK AND
                      RELATED SHAREHOLDER MATTERS                                                             26
Item 6.           SELECTED FINANCIAL DATA                                                                     26
Item 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                      FINANCIAL CONDITION AND RESULTS OF OPERATIONS                                           26
Item 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                      ABOUT MARKET RISK                                                                       26
Item 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                 26

PART III
--------

                  (Items 9 through 12 are incorporated by reference from
                   Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 2, 2001)

Item 9.           DIRECTORS AND EXECUTIVE OFFICERS OF BANCORP                                                 27
Item 10.          EXECUTIVE COMPENSATION                                                                      27
Item 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                      OWNERS AND MANAGEMENT                                                                   27
Item 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                              27

PART IV
-------

Item 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
                      REPORTS ON FORM 8-K                                                                     28

SIGNATURES                                                                                                    31
----------



                                     PART I

                  THIS ANNUAL REPORT CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS, WHICH ARE MADE PURSUANT TO THE SAFE HARBOR PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. STATEMENTS THAT EXPRESSLY OR IMPLICITLY PREDICT FUTURE RESULTS, PERFORMANCE OR EVENTS ARE FORWARD-LOOKING. IN ADDITION, THE WORDS "ANTICIPATE," "BELIEVE," "INTEND," "EXPECT" AND SIMILAR EXPRESSIONS IDENTIFY FORWARD-LOOKING STATEMENTS. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE ANTICIPATED. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THE FOLLOWING: (1) POTENTIAL DELAYS OR OTHER PROBLEMS IN IMPLEMENTING BANCORP'S GROWTH AND EXPANSION STRATEGY; (2) THE ABILITY TO ATTRACT NEW DEPOSITS AND LOANS; (3) INTEREST RATE FLUCTUATIONS; (4) COMPETITIVE FACTORS AND PRICING PRESSURES; (5) GENERAL ECONOMIC CONDITIONS, EITHER NATIONALLY OR REGIONALLY, THAT COULD RESULT IN INCREASED LOAN LOSSES; (6) CHANGES IN LEGAL AND REGULATORY REQUIREMENTS; (7) CHANGES IN TECHNOLOGY; AND (8) OTHER FACTORS DESCRIBED IN THIS AND OTHER BANCORP REPORTS AND STATEMENTS, INCLUDING, BUT NOT LIMITED TO, EXHIBIT 99.1 TO BANCORP'S FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2000, WHICH IS INCORPORATED HEREIN BY REFERENCE. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. BANCORP DOES NOT INTEND TO UPDATE THESE FORWARD-LOOKING STATEMENTS.

ITEM 1.  DESCRIPTION OF BUSINESS
         -----------------------

GENERAL

         Centennial Bancorp, an Oregon corporation, was organized under the name Valley West Bancorp in 1981 to become a bank holding company. In 1982, Centennial Bank and Valley State Bank, both Oregon state-chartered banks, merged and continued business as Centennial Bank. Immediately following the merger, Valley West Bancorp acquired all the common stock of Centennial Bank. In 1990, Valley West Bancorp changed its name to Centennial Bancorp.

         Centennial Bancorp has two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. ("Centennial Mortgage"). Unless the context clearly suggests otherwise, references in this Annual Report on Form 10-K to "Bancorp" include Centennial Bancorp and its subsidiaries.

         All share and per-share information in this Annual Report has been restated to give retroactive effect to a 10% common stock split declared in January 2000, a 5% common stock split declared in July 2000, a 10% common stock split declared in January 2001, and for various stock splits and stock dividends declared in prior years.

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

         At December 31, 2000, based on total assets, Centennial Bank was the second largest commercial bank headquartered in Oregon. At that date, the Bank had 20 branches: three full-service and five limited-service branches in Portland, Oregon; one full-service branch each in Beaverton, Clackamas and Tigard, suburbs of Portland; two full-service branches in Vancouver, Washington, including the Mill Plain Office that opened in February 2000; one full-service branch in Salem, Oregon; four full-service branches in Eugene; one full-service branch in adjacent Springfield; and one full-service branch in Cottage Grove, Oregon. During February 2001, the Bank opened a sixth limited-service branch in the Mary's Woods retirement community near Lake Oswego, Oregon, also a suburb of Portland.

         At December 31, 2000, the Bank operated six commercial banking centers with one each in Portland, Eugene, Salem, Tigard, Clackamas and Vancouver. The Clackamas and Vancouver offices opened during 2000. In February 2001, the Bank also opened a center in Beaverton.

         Centennial Bank provides personalized, quality financial services to its customers and believes this dedication to service has enabled it to maintain a stable and relatively low-cost retail deposit base, while generating a substantial volume of loans. Total deposits increased from $573 million at December 31, 1999 to $696 million at December 31, 2000. Net loans and loans held for sale increased from $594 million at December 31, 1999 to $705 million at December 31, 2000.

         Deposit accounts at Centennial Bank are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). The Bank is not a member of the Federal Reserve System.

         CENTENNIAL MORTGAGE

         Centennial Mortgage began operations in 1987, originating conventional and federally insured residential mortgage loans for sale in the secondary market. Centennial Mortgage originated $142.0 million, $152.5 million and $213.9 million of mortgages in 2000, 1999 and 1998, respectively. Mortgage loans generally are sold without recourse or retention of servicing rights but may be subject to repurchase under certain circumstances. Centennial Mortgage also originates and administers loans for the acquisition, development and construction of commercial and residential real estate. Loans originated by Centennial Mortgage are generally funded by and booked as assets of Centennial Bank.

         At December 31, 2000, Centennial Mortgage operated five offices including two in Portland, two in Eugene and a new office in downtown Salem which opened in July 2000.

         A trend of rising interest rates which started in 1999 continued into 2000. Increases in interest rates can adversely affect demand for real estate acquisition, development and construction loans as well as the repayment of those loans from the sale of completed properties. Rising interest rates can also have a significant negative effect on residential mortgage lending activity.

NET INTEREST INCOME

         For most financial institutions, including Bancorp, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income relate to changes in "volume," "spread" and "margin." Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During 2000, 1999 and 1998, Bancorp's average interest-earning assets were $737 million, $578 million and $483 million, respectively. During these same years, Bancorp's net interest margin on a tax-equivalent basis was 6.84%, 7.15% and 7.22%, respectively.

         AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

         The following table sets forth for 2000, 1999 and 1998 information with regard to average balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Bancorp.



Year ended December 31,                       2000                               1999                              1998
                               ---------------------------------  -------------------------------- ---------------------------------
                                           Interest    Average                Interest    Average               Interest    Average
                                 Average   income or  yield or    Average     income or  yield or   Average     income or  yield or
                               balance(1)   expense     rates     balance(1)   expense     rates   balance(1)    expense      rates
                               ---------- ----------  ----------  ---------- ----------- --------- ----------  ----------  ---------
ASSETS:                                                                   (Dollars in thousands)
Interest-bearing deposits
 with banks                   $      106   $       8     7.55%    $     104    $     8      7.69%  $    264    $     14      5.30%
Investment securities -
 taxable                          36,699       2,268     6.18        41,954      2,612      6.23     48,554       3,096      6.38
Investment securities -
 non-taxable (2)                  27,569       2,197     7.97        28,155      2,172      7.71     33,508       2,574      7.68
Federal funds sold                   971          61     6.28         5,937        280      4.72     13,253         691      5.21
Loans and loans held for
 sale (3)                        671,877      74,848    11.14       502,272     54,134     10.78    387,914      44,348     11.43
                              ----------    --------               --------   --------             --------     -------
   Total interest-earning
   assets/interest income (2)    737,222      79,382    10.77       578,422     59,206     10.24    483,493      50,723     10.49
Allowance for loan losses         (7,657)                            (5,399)                         (3,882)
Cash and due from banks           34,969                             31,440                          28,351
Premises and equipment, net       15,652                             13,993                          11,407
Other assets                      20,146                             16,547                           5,848
                              ----------                          ---------                       ---------
   Total assets               $  800,332                          $ 635,003                       $ 525,217
                              ==========                          =========


LIABILITIES AND SHAREHOLDERS'
 EQUITY:
Savings and interest-bearing
 demand                       $  300,119      11,045     3.68     $ 260,240      7,865      3.02  $ 211,896       6,889      3.25
Time deposits                    233,335      13,772     5.90       167,702      8,597      5.13    145,387       8,185      5.63
Short-term borrowings             63,690       4,164     6.54        26,356      1,405      5.33     10,016         489      4.88
Long-term debt                         -           -                      -          -                5,945         273      4.59
                              ----------   ---------              ---------  ---------            ---------    --------
   Total interest-bearing
     liabilities/interest
     expense                     597,144      28,981     4.85       454,298     17,867      3.93    373,244      15,836      4.24
Demand deposits                  115,545                            106,317                          90,166
Other liabilities                  4,836                              4,948                           5,095
                              ----------                          ---------                       ---------
   Total liabilities             717,525                            565,563                         468,505
Shareholders' equity              82,807                             69,440                          56,712
                              ----------   ---------              ---------  ---------            ---------    --------
   Total liabilities
   and shareholders' equity   $  800,332                          $ 635,003                         525,217
                              ==========                          =========                       =========
Net interest income (2)                    $  50,401                         $  41,339                           34,887
                                           =========                         =========                         ========
Net interest spread (2)                                  5.92%                              6.31%                            6.25%
                                                         =====                              =====                           ======
Net interest margin (2)                                  6.84%                              7.15%                            7.22%
Net interest income to
    average shareholders'
    equity (2)                                  0.87%                            59.53%                           61.52%
Average interest-earning
    assets to average
    interest-bearing
    liabilities                      123%                               127%                            130%




---------------------------------------
(1)  Average balances are based on daily averages.
(2)  Average yield on non-taxable securities, interest income, net interest income, net interest spread, net interest margin and net interest income to average shareholders' equity have been computed on a 34% tax-equivalent basis.
(3)  Nonaccrual loans have been included in the computation of average loans and loans held for sale. Loan fees recognized and included in interest income totaled $6,963,575, $7,282,948 and $6,855,866 in 2000, 1999 and 1998, respectively.



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

                                                             2000 vs. 1999                              1999 vs. 1998
                                                               Change in                                  Change in
                                                      net interest income due to                   net interest income due to
                                                --------------------------------------       ---------------------------------------
                                                 Volume          Rate         Total            Volume         Rate          Total
                                                ----------    ----------    ----------       ----------     ----------    ---------
                                                                                  (In thousands)
Interest income:
         Balances due from banks                $       -     $       -     $       -        $     (10)    $        4     $     (6)
         Investment securities - taxable             (326)          (18)         (344)            (416)           (68)        (484)
         Investment securities - non-taxable          (46)           71            25             (412)            10         (402)
         Federal funds sold                          (273)           54          (219)            (363)           (48)        (411)
         Loans and loans held for sale             18,587         2,127        20,714           12,700         (2,914)       9,786
                                                ---------     ---------     ---------        ---------     ----------     --------
              Total interest income                17,942         2,234        20,176           11,499         (3,016)       8,483

Interest expense:
         Deposits:
              Savings and interest-bearing
                demand                              1,336         1,844         3,180            1,516           (540)         976
              Time                                  3,619         1,556         5,175            1,200           (788)         412
         Short-term borrowings                      2,216           543         2,759              834             82          916
         Long-term debt                                 -             -             -             (273)             -         (273)
                                                ---------     ---------     ---------        ---------     ----------     --------
              Total interest expense                7,171         3,943        11,114            3,277         (1,246)       2,031
                                                ---------     ---------     ---------        ---------     ----------     --------
Net interest income                             $  10,771     $  (1,709)    $   9,062        $   8,222     $   (1,770)    $  6,452
                                                =========     ==========    =========        =========     ==========     ========


MARKET AREAS

         The greater Portland area, where Centennial Bank has eight full-service and six limited-service branches and five commercial banking centers and where Centennial Mortgage has two offices, is one of Bancorp's two principal market areas. The metropolitan area, including Vancouver, Washington, has a diversified, growing economy and a population of approximately 1.9 million. The Portland area continues to provide excellent growth opportunity and also allows dilution of loan portfolio risk due to the area's economic diversity.

         Bancorp's other principal market area, with five full-service bank branches, a commercial banking center and two mortgage lending offices, is the Eugene/Springfield area at the southern end of Oregon's Willamette Valley. The combined population of Eugene and Springfield is approximately 190,000. The area's economy depends primarily upon federal, state and local governments, educational institutions, forest products, general manufacturing (especially small manufacturing and high-technology industries) and health care.

         Bancorp has a bank branch, a commercial banking center and a mortgage lending office in downtown Salem, Oregon. Salem is the state capitol with a population of approximately 130,000 and is located in the Willamette Valley about midway between Portland and Eugene. The area economy is highly dependent on the state government although educational institutions, federal and local governments, healthcare and food processing are also very significant.

         Centennial Bank has a branch office in Cottage Grove, Oregon, located approximately 20 miles south of Eugene and Springfield. The population of Cottage Grove is approximately 8,000. Its economy depends primarily upon forest products, general manufacturing and agriculture.

LENDING ACTIVITIES

         GENERAL

         Bancorp provides a broad range of commercial and real estate lending services. The primary focus of Bancorp's lending activities is to provide commercial loans to small- to medium-sized businesses with annual revenues up to $100 million, and to professionals. Commercial and residential real estate construction lending, as well as residential mortgage loan origination and sales, are also important aspects of Bancorp's lending activities. Bancorp makes consumer loans, primarily to accommodate existing customers, but does not actively pursue such business. Most of Bancorp's loans are made to customers in branch office trade areas.

         Bancorp maintains sound loan underwriting standards with written loan policies, conservative individual lending limits and, depending on the size of the credit request, reviews by Centennial Bank's Senior Loan Committee and the Asset/Liability Committee of the Board of Directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Management further seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral. In-house legal counsel assists in loan documentation and collections.

         LOAN PORTFOLIO COMPOSITION

         The following table sets forth information with respect to the composition of Bancorp's loan portfolio (loans and loans held for sale) by type of loan at December 31 for each of the last five years:



                                                                   December 31,
                                ----------------------------------------------------------------------------------
                                    2000             1999              1998              1997               1996
                                ----------        ----------       ----------         ----------        ----------
                                                                  (In thousands)
Commercial                      $  273,867        $  219,588       $  163,577         $  146,594        $  116,656
Real estate - construction         261,727           227,388          150,816             88,842            66,001
Real estate - mortgage             147,737           129,221           94,475             87,357            79,870
Installment                          9,379             8,409            7,073              6,603             6,425
Loans held for sale                 10,890             6,155           11,039              5,585             3,538
Lease financing                      4,607             4,868            1,897              3,649             3,775
Other                                5,563             4,199            3,137              1,995             2,365
                                ----------        ----------       ----------         ----------        ----------
     Total loans and
     loans held for sale           713,770           599,828          432,014            340,625           278,630
Less allowance for loan
     losses                         (9,150)           (6,165)          (4,451)            (3,349)           (2,600)
                                ----------        ----------       ----------         ----------        ----------
Loans receivable, net           $  704,620        $  593,663       $  427,563         $  337,276        $  266,030
                                ==========        ==========       ==========         ==========        ==========


         The following table presents the aggregate maturities of loans in each major category of Bancorp's loan portfolio at December 31, 2000. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.


                                                                                                  Total
                                           Due within    Due after one but    Due after         loans by
       Loan category                        one year     within five years   five years         category
       -------------                      ----------    -----------------    -----------       ----------
                                                                   (In thousands)
Commercial                                $  166,858       $   74,772        $   32,237        $  273,867
Real estate - construction                   216,534           37,584             7,609           261,727
Real estate - mortgage                        21,699           47,975            78,063           147,737
Installment                                    1,621            7,434               324             9,379
Loans held for sale                                -                -            10,890            10,890
Lease financing                                  178            4,429                 -             4,607
Other                                          2,723            2,647               193             5,563
                                          ----------       ----------        ----------        -----------
Total loans by maturity                   $  409,613       $  174,841        $  129,316        $  713,770
                                          ==========       ==========        ==========        ===========


         Of Bancorp's $304 million of loans that mature after one year, a total of $199 million (approximately 65%) are fixed-rate loans, and a total of $105 million (approximately 35%) are variable-rate loans.

         At December 31, 2000, $221 million of Bancorp's loans (approximately 31%) had fixed interest rates, and $493 million (approximately 69% of its loan portfolio) had variable interest rates.


         COMMERCIAL LOANS

         Commercial loans that are not secured by real estate are Bancorp's largest category of loans. Bancorp's areas of emphasis include, but are not limited to, loans to small- to medium-sized businesses and to professionals. Bancorp provides a wide range of commercial business loans, including lines of credit for working capital and term loans for the acquisition of equipment and other purposes. Collateral generally includes equipment, accounts receivable and inventory. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis.

         At December 31, 2000, approximately 73% of Bancorp's commercial loans had floating or adjustable interest rates; the remaining 27% had fixed interest rates. Operating lines of credit are payable on demand and subject to annual renewal. Term loan maturities generally range from one to five years. Commercial loans outstanding at December 31, 2000 were $273.9 million, compared to $219.6 million at December 31, 1999 and $163.6 million at December 31, 1998. Loan growth in 2000 and 1999 was primarily the result of Centennial Bank's business development program, expansion through new commercial banking centers and branch offices, and continuing favorable economic conditions during most of the period. Non-accrual loans in this category totaled $1,199,000 at December 31, 2000 ($579,000 at December 31,
1999). There were no restructured loans in this category at December 31, 2000 or 1999.

         REAL ESTATE CONSTRUCTION LOANS

         Real estate construction loans are Bancorp's second largest category of loans. This category includes loans which finance land acquisition, residential lot development, construction of single-family and multi-family residential properties, and the development and construction of a wide range of commercial real estate projects. Land acquisition and lot development loans generally have maturities of 12 to 18 months while residential construction loans generally have maturities of 12 months. Commercial construction loans normally have 12 to 18 month maturities with extension options when justified. At December 31, 2000, 89% of the outstanding loans in this category had variable interest rates with the remaining 11% having fixed rates.

         Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. The risk of loss on construction loans depends largely upon the accuracy of the initial estimate of the property's value at completion of construction or development and the estimated cost (including interest) of construction. If the estimate of construction costs proves to be inaccurate, Bancorp might have to advance funds beyond the amount originally committed to permit completion of the project and to protect its security position. Bancorp might also be confronted, at or prior to maturity of the loan, with a project of insufficient value to ensure full repayment, particularly if demand for the type of property being built decreases during the construction period. Bancorp's underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects. Bancorp endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers, by dealing only with qualified builders/borrowers, and by closely monitoring the construction projects through the process of completion and sale.

         At December 31, 2000, real estate construction loans had increased to $261.7 million from $227.4 million at December 31, 1999 and $150.8 million at December 31, 1998. The increases resulted from expansion of Centennial Mortgage's commercial real estate construction lending activity. At December 31, 2000, nonaccrual loans in this category totaled $5,733,000. The nonaccrual total was concentrated in loans to two borrowers, which were in the process of liquidation. The value of the real-estate collateral is believed substantially adequate to support amounts outstanding, and loss potential is considered nominal. There were no nonaccrual loans in this category at December 31, 1999. At December 31, 2000 and 1999, there were no restructured loans in this category.

         REAL ESTATE MORTGAGE LOANS

         Real estate mortgage loans represent Bancorp's third largest category of loans. Of the $147.7 million of real estate mortgage loans outstanding at December 31, 2000, $127.8 million consisted of income property and commercial loans secured by real estate. Income property loans and commercial loans secured by real estate typically involve large balances to single borrowers or groups of related borrowers. These borrowers may be more sensitive to changes in economic conditions than residential mortgage loan customers.

         At December 31, 2000, approximately 68% of Bancorp's real estate mortgage loans had fixed interest rates; the other 32% had floating or adjustable interest rates. Maturities of the real estate mortgage loans retained by Bancorp usually range from one to ten years. Real estate mortgage loans outstanding increased to $147.7 million at December 31, 2000 from $129.2 million at December 31, 1999 and $94.5 million at December 31, 1998. Growth during 2000 and 1999 was primarily due to strategic emphasis on developing the income property and commercial real estate portion of the portfolio. At December 31, 2000, nonaccrual loans in this category totaled $336,000. There were no nonaccrual loans in this category at December 31, 1999. At December 31, 2000 and 1999, there were no restructured loans in this category.

         Bancorp's underwriting standards specify the following maximum loan-to-value ratios for real estate loans: 85% for loans secured by owner-occupied residences, and 80% for other residential loans, construction loans and commercial real estate loans.

         Bancorp originates SBA real estate loans on owner-occupied properties where the maturities may be up to 20 years, and the loan-to-value ratio may reach 90% of appraised value or cost, whichever is lower. Up to 90% of the amount of these loans is guaranteed or insured by an agency of the U.S. Government. The guaranteed portion of these loans is frequently sold to secondary-market investors. At December 31, 2000, the amount of the non-guaranteed portion of these loans retained by Bancorp was not material.

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

         Installment loans were $9.4 million at December 31, 2000 compared to $8.4 million at December 31, 1999 and $7.1 million at December 31, 1998. These modest levels of installment loans to individuals were primarily due to Bancorp's focus on lending to businesses and professionals and significant competition for consumer loans from the many credit unions, banks and finance companies in the market areas served by Bancorp. At December 31, 2000 and 1999, there were no non-accrual or restructured loans in this category.

         COMMITMENTS AND CONTINGENT LIABILITIES

         In the ordinary course of business, Bancorp enters into various types of transactions that include commitments to extend credit and standby letters of credit as described in Note 7 to Bancorp's Consolidated Financial Statements, which are incorporated by reference from Bancorp's 2000 Annual Report to Shareholders. Bancorp applies the same credit standards to these commitments as it uses in all its lending processes and includes these commitments in its lending risk evaluations. Collateral for these commitments may include cash, accounts receivable, inventory, equipment, securities and/or real estate.

         CREDIT AUTHORITY AND LOAN LIMITS

         All Bancorp loans and other credit facilities are subject to credit and collateral approval procedures and loan amount limitations. Loan officers and lending unit managers have individual authority to approve loans in amounts up to established limits, ranging from $25,000 to $750,000. Credit requests in excess of those limits, or not in conformance with lending policies, are reviewed by successive levels of approval authority according to the total amounts involved. These authority levels include, by ascending approval limits, Credit Administration officers, the Senior Loan Committee and the Asset/Liability Committee of the Board of Directors. The Senior Loan Committee consists entirely of Bancorp senior management. The Asset/Liability Committee has eight members including five non-employee directors, Bancorp's Board Chairman, the President and CEO of Bancorp and the Bank, and the Bank's Senior Credit Officer. All loans in excess of $25,000 to executive officers and directors of Bancorp or any of its subsidiaries must be approved by the Asset/Liability Committee and ratified by Centennial Bank's Board of Directors.

         Under Oregon law, permissible loans from a financial institution to one borrower are generally limited to 15% of the institution's Tier 1 and Tier 2 capital, as defined by regulation. However, loans and other obligations up to an additional 10% of the institution's capital may be made to the borrower if the obligations are secured by a first lien on real estate, and the obligation does not exceed 80% of the fair market value of the real estate as determined by an independent appraisal. At December 31, 2000, Centennial Bank's legal lending limit was $12.5 million (or $20.9 million if secured by a first lien on real estate). However, for internal policy purposes, Centennial Bank's lending limit is set at $7.0 million (or $9.0 million if secured by a first lien on real estate).

         Loan pricing decisions are based on an evaluation of credit risk, cost of funds, operating and administrative costs, an allowance for loan losses, desired profit margin and other factors. Bancorp uses a computer-based pricing model that analyzes a borrower's contribution to net earnings and return on assets.

         Centennial Bank sells loan participations to accommodate borrowers whose financing needs exceed Centennial Bank's lending limits, to diversify risk and manage liquidity. Centennial Bank occasionally purchases participations in loans from correspondent banks. Centennial Bank's policies prohibit aggregate purchased participations in excess of 10% of Centennial Bank's loan portfolio.

NON-PERFORMING ASSETS
         Non-performing assets consist of loans past due 90 days or more, nonaccrual loans, troubled debt restructurings ("restructured loans") and other real estate owned ("OREO"). The following table sets forth information concerning Bancorp's non-performing assets at the end of each of the last five years:

                                                                            December 31
                                                 -------------------------------------------------------------
                                                   2000         1999          1998         1997         1996
                                                 ---------    ---------    ---------    ---------    ---------
                                                                      (Dollars in thousands)
Non-performing loans:
   Loans past due 90 days or more                $     481    $   2,163    $   1,043    $     402    $     420
   Nonaccrual loans                                  7,268          579        3,841          873        1,480
   Restructured loans                                    -            -            -            -            -
                                                 ---------    ---------    ---------    ---------    ---------
     Total non-performing loans                      7,749        2,742        4,884        1,275        1,900
   Other real estate owned                             602          413          105            -            -
                                                 ---------    ---------    ---------    ---------    ---------
     Total non-performing assets                 $   8,351    $   3,155    $   4,989    $   1,275    $   1,900
                                                 =========    =========    =========    =========    =========

Allowance for loans losses                       $   9,150    $   6,165    $   4,451    $   3,349    $   2,600
Ratio of total non-performing assets
   to total assets                                     .98%         .43%         .87%         .26%         .47%
Ratio of total non-performing loans
   to total loans                                     1.09%         .46%        1.13%         .38%         .71%
Ratio of allowance for loan losses
   to total non-performing loans                      1.18%         225%          91%         263%         137%


         The accrual of interest on a loan is discontinued when, in management's judgment, the future collection of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, Bancorp's policy is to reverse, and charge against current income, interest previously accrued but uncollected. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. If interest on nonaccrual loans had been accrued, such income would have been approximately $1,226,000 in 2000, $97,000 in 1999 and $273,000 in 1998. Total interest income of $318,000, $27,500 and
$141,600 was recognized on nonaccrual loans during 2000, 1999 and 1998, respectively. See "Real Estate Construction Loans" above for a discussion of the increase in nonaccrual loans in 2000.

         Restructured loans occur when Bancorp, for economic or legal reasons related to a borrower's financial difficulties, grants a concession that would not otherwise be considered. Such concessions include reduction of the interest rate for the remainder of the contract term, extension of the maturity date at an interest rate less than the market rate for new debt of similar risk, and forgiveness of accrued interest and/or principal. Bancorp had no restructured loans at December 31, 2000, 1999 or 1998.

         OREO consists of real estate acquired by Bancorp through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of net realizable value or the principal balance of the related loan. Any excess of the loan balance over fair value of the property is charged to the allowance for loan losses. At December 31, 2000, OREO totaled $602,000 and consisted of two properties, one commercial and one residential. At December 31, 1999, OREO consisted of one commercial property and totaled $413,100.

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

         Centennial Bank's Asset/Liability Committee reviews the adequacy of the allowance for loan losses quarterly. Although determination of the adequacy of the allowance involves substantial subjective judgment based on the Committee's analysis of the risk characteristics of the entire loan portfolio, the Committee also uses two quantitative methods to analyze the adequacy of the allowance.

         The first method uses credit risk ratings (from one through eight) and related loss factor multipliers (from .10% for loans in the lowest risk category up to 100% for loans in the highest risk category) to calculate an amount of potential losses.

         The second method is in accordance with the requirements of Statements of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114") and No. 5, "Accounting for Contingencies" ("SFAS 5"). A loan is considered impaired when, based on current information and events, it is probable that Bancorp will be unable to collect all amounts due (both principal and interest) according to the contractual terms of the loan agreement. When a loan is impaired, SFAS 114 requires measurement of the impairment and a specific valuation allowance for potential loss. SFAS 114 excludes certain categories of loans including large groups of homogeneous loans that are collectively evaluated, loans measured at the lower of cost or fair value, and leases. Bancorp specifically determines the amount of impairment for all loans of $100,000 or more that are identified as impaired and not excluded under SFAS 114. All collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. The measurement of other impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate. Loans not subject to SFAS 114 are analyzed under SFAS 5 by applying loss factor multipliers according to risk ratings. Credit contingencies, including letters of credit and commitments, are also analyzed under SFAS 5 by applying loss factor multipliers according to contingency type.

         The amounts calculated by the quantitative methods are then compared by the Committee to the allowance for loan losses in evaluating the adequacy of the allowance.

         Management believes that Bancorp's allowance for loan losses is adequate to cover anticipated losses and is in accordance with accounting principles generally accepted in the United States. There can be no assurance, however, that management will not decide to increase the allowance for loan losses or that regulators will not require Bancorp to increase the allowance, either of which events could adversely affect Bancorp's results of operations. Further, there can be no assurance that Bancorp's actual loan losses will not exceed its allowance.

         The following table sets forth information regarding changes in Bancorp's allowance for loan losses for each of the last five years:


                                                       At or for the year ended December 31,
                                 -------------------------------------------------------------------------------
                                    2000             1999              1998             1997              1996
                                 ---------         ---------         --------         ---------         --------
                                                              (Dollars in thousands)
Loans and loans held for sale
   at year-end                   $ 713,770         $ 599,828         $432,014         $ 340,625         $268,630
                                 =========         =========         ========         =========         ========
Average loans and
   loans held for sale           $ 671,877         $ 502,272         $387,914         $ 299,976         $226,965
                                 =========         =========         ========         =========         ========
Allowance for loan losses,
   beginning of year             $   6,165         $   4,451         $  3,349         $   2,600         $  1,928
Charge-offs:
   Commercial and other               (649)             (559)            (370)             (556)             (89)
   Real estate - construction         (200)                -                -                 -                -
   Real estate - mortgage                -              (110)               -                 -                -
   Installment                         (58)               (3)             (82)               (2)             (20)
                                 ---------         ---------         --------         ---------         --------
     Total charge-offs                (907)             (672)            (452)             (558)            (109)
                                 ---------         ---------         --------         ---------         --------
Recoveries:
   Commercial and other                 91                43               43                55               24
   Real estate - construction            -                 -                -                 -                -
   Real estate - mortgage                -                 -                -                 -               20
   Installment                           1                43               11                 2                2
                                 ---------         ---------         --------         ---------         --------
     Total recoveries                   92                86               54                57               46
                                 ---------         ---------         --------         ---------         --------
Net loans charged off                 (815)             (586)            (398)             (501)             (63)
Loan loss provision                  3,800             2,300            1,500             1,250              735
                                 ---------         ---------         --------         ---------         --------
Allowance for loan losses
   at year-end                   $   9,150         $   6,165         $  4,451         $   3,349         $  2,600
                                 =========         =========         ========         =========         ========

Ratio of net loans charged off
   to average loans outstanding     (.12)%            (.12)%           (.10)%            (.17)%           (.03)%
Ratio of allowance for loan losses
   to loans at year-end              1.28%             1.03%            1.04%             .98%              .97%

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

                                            Amount of             Loans in
                                            allowance           category as a
                                               for              percentage of
                                              loan               total gross
                                             losses                 loans
                                            ---------          -------------
                                                 (Dollars in thousands)
December 31, 2000
Commercial and other                        $  5,500                39.8%
Real estate - construction                     2,750                36.7
Real estate - mortgage                           650                22.2
Installment                                      150                 1.3
Unallocated                                      100                   -
                                            --------               -----
   Total                                    $  9,150               100.0%
                                            ========               =====

                                            Amount of             Loans in
                                            allowance           category as a
                                               for              percentage of
                                              loan               total gross
                                             losses                 loans
                                            ---------          -------------
                                                (Dollars in thousands)
December 31, 1999
Commercial and other                        $  3,700                38.1%
Real estate - construction                     1,850                37.9
Real estate - mortgage                           450                22.6
Installment                                      100                 1.4
Unallocated                                       65                   -
                                            --------               -----
   Total                                    $  6,165               100.0%
                                            ========               =====

December 31, 1998
Commercial and other                        $  2,701                39.1%
Real estate - construction                     1,350                34.9
Real estate - mortgage                           275                24.4
Installment                                       75                 1.6
Unallocated                                       50                   -
                                            --------               -----
   Total                                    $  4,451               100.0%
                                            ========               =====

December 31, 1997
Commercial and other                        $  1,999                45.2%
Real estate - construction                     1,000                26.6
Real estate - mortgage                           250                26.2
Installment                                       50                 2.0
Unallocated                                       50                   -
                                            --------               -----
   Total                                    $  3,349               100.0%
                                            ========               =====

December 31, 1996
Commercial and other                        $  1,500                46.5%
Real estate - construction                       750                25.0
Real estate - mortgage                           250                26.5
Installment                                       50                 2.0
Unallocated                                       50                   -
                                            --------               -----
   Total                                    $  2,600               100.0%
                                            ========               =====

         The following table details the carrying value of Bancorp's impaired loans, in accordance with SFAS 114, by type of loan at December 31, 2000 and 1999:

                                                                                                         Net
                                                      Recorded                Valuation               Carrying
                                                       Amount                 Allowance                 Value
                                                   -------------           -------------           -------------
December 31, 2000
Commercial                                         $   7,783,400           $  1,554,400            $   6,229,000
Real estate - construction                             5,812,700                425,800                5,386,900
Real estate - mortgage                                 1,617,400                273,000                1,344,400
                                                   -------------           ------------            -------------
   Total                                           $  15,213,500           $  2,253,200            $  12,960,300
                                                   =============           ============            =============

December 31, 1999
Commercial                                         $   5,170,200           $    389,100            $   4,781,100
Real estate - construction                               662,700                 75,500                  587,200
                                                   -------------           ------------            -------------
   Total                                           $   5,832,900           $    464,600            $   5,368,300
                                                   =============           ============            =============

         The above impaired loans were measured based on the fair value of the loan's collateral. The allowance for loan losses for all other loans is determined based on the methodology discussed above.

INVESTMENT ACTIVITIES

         Bancorp's investment portfolio consists of U.S. government securities, municipal securities, mortgage-backed securities, corporate bonds and equity securities.
         Bancorp's primary investment objectives are to maintain liquidity and to generate after-tax profits consistent with the risk guidelines established by the Board of Directors. At December 31, 2000, Voyageur Asset Management, Inc. of Minneapolis, Minnesota advised Bancorp with respect to the investment portfolio. Bancorp has no other relationship with Voyageur Asset Management, Inc. The services of Bancorp's previous advisor, Blount Investment Group of Eugene, Oregon, were discontinued in mid-2000.

         All of the securities held in the investment portfolio were classified as available for sale at December 31, 2000 and 1999. Those securities will be sold as necessary to provide liquidity and to respond to interest rate changes. Because these securities are carried at their market value, fluctuations in interest rates could affect the carrying value of these securities and, therefore, the reported shareholders' equity of Bancorp.

         The following table provides the carrying values of Bancorp's investment portfolio at the end of each of the last three years. See Note 2 to Bancorp's Consolidated Financial Statements for more information about investment securities held at December 31, 2000, 1999 and 1998.

                                                                       2000             1999              1998
                                                                     --------         ---------         --------
                                                                                   (In thousands)
U.S. Treasury securities                                             $    500         $  1,399          $  1,435
U.S. Government agencies                                               37,816           26,534            39,263
States and political subdivisions                                      16,259           27,316            29,578
Corporate bonds                                                         2,033            2,205             2,311
Mortgage-backed securities                                              3,199            1,905             4,206
Equity securities                                                         556                -                 -
                                                                     --------         --------          --------
   Total investment securities                                       $ 60,363         $ 59,359          $ 76,793
                                                                     ========         ========          ========

         The following table provides the carrying values, principal amounts, maturities and weighted average yields of Bancorp's investment securities at December 31, 2000, all of which are classified as available for sale:


                                                                                                       Weighted
                                                                  Carrying value      Principal         average
      Type and maturity                                         (fair market value)    amount            yield
      -----------------                                         -------------------   ---------        --------
                                                                               (Dollars in thousands)
U.S. Treasuries
   Due within 1 year,                                                $    500         $     500          5.62%

U.S. Government agencies
   Due after 1 but within 5 years                                      28,088            28,167          5.71
   Due after 5 but within 10 years                                      9,728             9,990          5.95
                                                                     --------         ---------
     Total U.S. Government agencies                                    37,816            38,157          5.77


                                                                                                       Weighted
                                                                  Carrying value      Principal         average
      Type and maturity                                         (fair market value)    amount            yield
      -----------------                                         -------------------   ---------        --------
                                                                               (Dollars in thousands)
States and political subdivisions
   Due within 1 year                                                 $  2,276         $   2,268          4.83%
   Due after 1 but within 5 years                                       2,999             2,961          5.42
   Due after 5 but within 10 years                                      1,079             1,056          5.45
   Due after 10 years                                                   9,905             9,931          5.07
                                                                     --------         ---------
     Total states and political subdivisions                           16,259            16,216          5.13

Corporate bonds
   Due after 1 but within 5 years                                       2,033             2,062          6.18

Mortgage-backed securities
   Due after 10 years                                                   3,199             3,203          6.80

Equity securities                                                         556               513           N/A
                                                                     --------         ---------

     Total investment securities                                     $ 60,363         $  60,651          5.66% (1)
                                                                     ========         =========

------------------------------------
(1) Excludes equity securities.

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

         Centennial Bank offers a special account for customers age 50 or older called the "50+ Account." The 50+ Account is designed to attract customers in this age group who generally have higher than average deposits and favorable ability to repay borrowings. Centennial Bank also markets to small- to medium-sized businesses and to professionals in its commercial lending program. These types of customers also create substantial deposits, resulting in low-cost funds being available for Centennial Bank's lending activities.

         The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the years ended December 31, 2000, 1999 and 1998:

                                              2000                      1999                      1998
                                    ----------------------    ----------------------    ------------------------
                                             Average                   Average                   Average
                                    ----------------------    ----------------------    ------------------------
                                     Balance        Rate       Balance         Rate       Balance          Rate
                                     -------        ----       -------         ----       -------          ----
                                                                (Dollars in thousands)
Noninterest-bearing demand          $115,545         N/A      $ 106,317         N/A     $  90,166           N/A
Interest-bearing demand              252,620        3.46%       231,861        2.99%      192,356          3.30%
Savings                               47,499        4.85         28,379        3.26        19,540          2.79
CDs                                  233,335        5.90        167,702        5.13       145,387          5.63
                                    --------                  ---------                  --------
Total                               $648,999        3.82      $ 534,259        3.08      $447,449          3.37
                                    ========                  =========                  ========


         The following table shows the dollar amount of CDs that had balances of $100,000 or more at December 31, 2000 and 1999:

                                                                                       December 31,
                                                                                -----------------------
                                                                                2000               1999
                                                                                ----               ----
                                                                                      (In thousands)
CDs $100,000 or over with remaining maturity:
   Three months or less                                                      $  59,076           $  20,043
   Over three months through twelve months                                      53,489              44,043
   Over one year through three years                                            14,057              15,100
   Over three years                                                                238                 239
                                                                             ---------           ---------
     Total                                                                   $ 126,860           $  79,425
                                                                             =========           =========

SHORT-TERM BORROWINGS

         At December 31, 2000, Bancorp's short-term borrowings consisted of $4.1 million of securities sold under agreements to repurchase, $9.0 million of federal funds purchased, and $46.5 million of Federal Home Loan Bank of Seattle advances. Securities sold under agreement to repurchase are due on demand, but generally range in duration from one to eighty-nine days.

         At December 31, 1999, Bancorp's short-term borrowings consisted of $8.2 million of securities sold under agreements to repurchase, $19.6 million of federal funds purchased, and $46.7 million of Federal Home Loan Bank of Seattle advances.

         At December 31, 1998, Bancorp's short-term borrowings consisted of $16.1 million of securities sold under agreements to repurchase, $1.0 million of federal funds purchased, and $3.5 million of Federal Home Loan Bank of Seattle advances.

         The following table sets forth certain information with respect to Bancorp's short-term borrowings at December 31 and during each of 2000, 1999 and 1998:

                                                                                    December 31,
                                                                     -------------------------------------------
                                                                       2000             1999              1998
                                                                     --------         ---------         --------
                                                                               (Dollars in thousands)
Amount outstanding at year-end                                       $ 59,634         $  74,554         $ 20,600
Weighted average interest rate at year-end                               6.30%             5.42%            4.55%
Maximum amount outstanding at any month-end during the year          $ 98,935         $  74,554         $ 20,500
Daily average amount outstanding during the year                     $ 63,690         $  26,356         $ 10,016
Average weighted interest rate during the year                           6.54%             5.33%            4.88%



LONG-TERM DEBT

         At December 31, 2000, 1999 and 1998, Bancorp had no long-term debt.

RETURN ON EQUITY AND ASSETS



         The following table sets forth Bancorp's return on daily average assets and equity for 2000, 1999 and 1998:

                                                                       2000             1999              1998
                                                                     --------         ---------         --------
                                                                               (Dollars in thousands)

Net income                                                           $ 14,203         $  12,106         $ 11,435
Average total assets                                                  800,332           635,003          525,217
Return on average assets                                                 1.77%             1.91%            2.18%

Net income                                                           $ 14,203         $  12,106         $ 11,435
Average equity                                                         82,807            69,440           56,712
Return on average equity                                                17.15%            17.43%           20.16%

Average total equity                                                 $ 82,807         $  69,440         $ 56,712
Average total assets                                                  800,332           635,003          525,217
Average total equity to assets ratio                                    10.35%            10.94%           10.80%

CHANGES IN ACCOUNTING PRINCIPLES

         The Financial Accounting Standards Board ("FASB") has issued the following accounting pronouncements, which Bancorp adopted in 2000 or will be required to adopt in future fiscal reporting periods.

         In June 1999, FASB issued Statement of Financial Accounting Standards 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133" (SFAS 137), an amendment of SFAS 133, which establishes accounting and reporting standards for derivative instruments and hedging activities and requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. In June 2000, FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of SFAS 133." SFAS 133, as amended by SFAS 137 and SFAS 138, is effective for all quarterly and annual financial statements of fiscal years beginning after June 15, 2000. Bancorp had no significant derivatives as of December 31, 2000, nor does Bancorp engage in any hedging activities. Accordingly, Bancorp does not anticipate that the adoption of SFAS 133, as amended by SFAS 137 and SFAS 138, will have a material effect on its consolidated financial position or results of operations.

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

         In previous years, Bancorp capitalized on the marketing opportunities created by the consolidation of the banking industry as the larger institutions were perceived to de-emphasize the small- to medium-size business and professional market, which is Bancorp's primary focus. Several banks, which focus on the same types of customers, have been formed in Bancorp's market areas during the last few years. This growing number of community banks and a new emphasis by larger institutions on this market segment has intensified competition.

         In addition, the Gramm-Leach-Bliley Act, enacted in November 1999 (the "GLB Act"), eliminated several barriers to affiliation among providers of financial services and has intensified the competitive environment in which Bancorp operates. The GLB Act permits certain business combinations between banks, insurance companies, securities firms, and other financial service providers that were not permitted previously. Using the "financial holding company" structure created by the GLB Act, insurance companies and securities firms compete more directly with banks and bank holding companies, and may acquire existing financial institutions.

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

EMPLOYEES

         Centennial Bancorp has no employees other than its executive officers, who are also employees of Centennial Bank. At December 31, 2000, Centennial Bank and Centennial Mortgage had 253 and 47 full-time equivalent employees, respectively. Bancorp places a high priority on selective hiring and development of staff. Staff development involves training in customer service, marketing and regulatory compliance. Bancorp has adopted extensive incentive programs for employees that focus and are dependent on the achievement of certain of Bancorp's financial, service and marketing goals.

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

         Various laws and regulations are enacted from time to time at the state or federal level, which may change the operating environment of Bancorp in substantial and unpredictable ways. The GLB Act, enacted by Congress in November 1999, is having a significant impact on the banking industry. (See "The Gramm-Leach-Bliley Act" below.) Several regulatory agencies and state legislatures are in the process of responding to changes required or suggested by the GLB Act. Bancorp cannot determine the ultimate effect that the GLB Act, or the regulations implemented and legislation enacted as a result of that act, will have on the operating structure, financial condition or results of operations of Bancorp.

THE GRAMM-LEACH-BLILEY ACT

         In November 1999, Congress enacted the GLB Act, also known as the Financial Services Modernization Act. The GLB Act made substantial changes that directly affect the banking industry. The GLB Act removed several state and federal barriers to affiliation among banks, insurance companies, securities firms, and other financial services providers, and created an entity known as a "financial holding company" ("FHC"). A bank holding company may elect to become an FHC and, as an FHC, engage in a broader range of financial and other activities than is permissible for the traditional bank holding company.

         In order to qualify as an FHC, each depository institution subsidiary of the bank holding company must be rated as "well capitalized" and "well managed." Also, in order to commence any of the new activities authorized by the GLB Act or acquire control of a company engaged in such activities, the holding company must qualify as an FHC and each depository institution subsidiary of the FHC or its affiliates must have received at least a "satisfactory" rating in its most recent examination under the Community Reinvestment Act of 1977 (the "CRA").

         FHCs are permitted to engage in activities defined by the GLB Act as "financial in nature" including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking, investment banking and underwriting activities, and dealing or making a market in securities. Bank holding companies that do not qualify for, or have not elected, FHC status are limited to those non-banking activities determined by the Board of Governors of the Federal Reserve System (the "FRB") to be "so closely related to banking as to be a proper incident thereto" prior to adoption of the GLB Act. FHCs that do not continue to meet all of the requirements for FHC status may not be able to undertake new activities or acquisitions that are "financial in nature," or could lose their ability to continue activities that are not generally permissible for bank holding companies.

         In addition, the GLB Act provides for expanded activities for "financial subsidiaries" of national banks. Financial subsidiaries may engage in financial activities except for insurance underwriting, real estate development or investment, and merchant banking, all of which may only be engaged in by a subsidiary of an FHC. In order to have a financial subsidiary, the national bank and each of its depository institution affiliates must be "well capitalized" and "well managed," and the total assets of all financial subsidiaries may not exceed the lesser of 45% of the consolidated total assets of the parent bank or $50 billion. In addition, the national bank must meet certain rating requirements if it is one of the 100 largest insured banks and engages in financial activities as a principal.

         Insured state banks may control or hold an interest in a subsidiary that engages in activities as a principal that would only be permissible for a national bank to conduct through a financial subsidiary, so long as the bank and all insured depository affiliates are "well capitalized" after meeting certain capital deduction and financial statement disclosure requirements. In addition, an insured state bank may retain its interests in subsidiaries controlled or acquired before the enactment of the GLB Act. Oregon law permits commercial banks chartered by the state to engage in any activity permissible for national banks, so Centennial Bank may form subsidiaries to engage in financial activities to the same extent as a national bank.

         At December 31, 2000, Centennial Bank was "well capitalized." Therefore, Bancorp qualifies to become an FHC, and Centennial Bank qualifies to control or hold an interest in a new financial subsidiary. Management expects the Bank to continue to be "well capitalized" at March 31, 2001. If so, Bancorp's management intends to elect to become an FHC within the next few months.

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

         CAPITAL ADEQUACY

         The federal bank regulatory agencies monitor the capital adequacy of bank holding companies and have adopted risk-based capital adequacy guidelines to evaluate bank holding companies and banks. If an institution's capital falls below the minimum levels established by these guidelines, the bank holding company may be denied approval to acquire or establish additional banks or non-bank businesses. The guidelines require a minimum ratio of total capital to risk-weighted assets of 8%. At December 31, 2000, Bancorp's ratio of total capital to risk-weighted assets was 11.0%.

         The FRB also uses a leverage ratio to evaluate the capital adequacy of bank holding companies. The leverage ratio is the ratio of "Tier 1" capital (generally, tangible common shareholders' equity, perpetual preferred stock and minority interests in consolidated subsidiaries) to adjusted average total assets. The FRB requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the FRB expects an additional cushion of at least 1% to 2%. Bancorp's leverage ratio at December 31, 2000 was 9.9%.

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

         BRANCHING AND ACQUISITIONS

         Banks are permitted to conduct business through branches after application to and approval of the FDIC and the Oregon Director, if they make certain findings regarding the financial history and condition of the bank and the appropriateness of the branch in the community to be served. Prior to opening a new branch in Washington, Centennial Bank must receive approval from the FDIC, the Oregon Director and the Director of the Department of Financial Institutions in the state of Washington (the "Washington Director"). Centennial Bank currently has 21 branches, the most recent of which opened in February 2001.

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

         The Federal Reserve Act also requires that certain transactions between Centennial Bank and its affiliates be on terms substantially the same, or at least as favorable to Centennial Bank, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

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

         DIVIDEND RESTRICTIONS

         Dividends paid by Centennial Bank provide substantially all Bancorp's cash flow. FDICIA provides that a bank cannot pay a dividend if it will reduce the bank's capital ratios below the regulatory minimums required to be considered "adequately capitalized". Under Oregon law, Centennial Bank is subject to restrictions on the payment of cash dividends to its shareholder (i.e., to Bancorp). An Oregon state-chartered bank may not pay a cash dividend in an amount greater than the bank's unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, (1) all bad debts, which are debts on which interest is unpaid and past due at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Oregon Director or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the bank.

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

         The federal risk-based capital guidelines for banks require a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The leverage capital guidelines require that banks maintain Tier 1 capital of no less than 4% of total adjusted average assets, except in the case of certain highly rated banks for which the minimum requirement is 3% of total adjusted assets. At December 31, 2000, Centennial Bank's leverage ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 9.1%, 9.0% and 10.1%, respectively.

         FDICIA requires federal banking regulators to take "prompt corrective action" with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Bancorp could be required to guarantee any such capital restoration plan required of Centennial Bank. Bancorp's maximum liability under such guarantee would be the lesser of 5% of Centennial Bank's total assets at the time it became undercapitalized or the amount necessary for Centennial Bank to be considered "adequately capitalized."

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

         INTERNAL OPERATING REQUIREMENTS

         Bancorp and Centennial Bank are subject to federal regulations addressing, among other things: (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) ratio of classified assets to capital; (7) minimum earnings; and (8) compensation and benefit standards for management officials. These regulations add further to the cost of compliance and impose record-keeping requirements on Centennial Bank and Bancorp.

         The consumer lending activities of Centennial Bank are also regulated by numerous laws and regulations that impose race, sex, age, marital status and other specified classifications and impose other restrictions on credit and collection practices.

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

         DEPOSIT INSURANCE PREMIUMS

         As an FDIC-insured institution and member of the Bank Insurance Fund ("BIF"), Centennial Bank is subject to quarterly deposit insurance premium assessments. The FDIC uses a risk-related premium system that applies premium rates according to an institution's risk category. Capital ratios and examination ratings are the primary determinants of risk category assignments. The FDIC sets rate schedules semi-annually based on an analysis of several factors including probable fund losses, operating needs and the impact of assessments on BIF members. At December 31, 2000, Centennial Bank's BIF annualized assessment rate was three basis points of assessable deposits.

         In addition to the BIF assessment, Centennial Bank is also subject to an additional assessment, which helps support the FSLIC Resolution Fund ("FRF"). The FRF was established in 1989 to liquidate the remaining Federal Savings & Loan Insurance Corporation assets and liabilities resulting from thrift failures prior to that date. The assessment is one-fifth of the assessment rate imposed on Savings Association Insurance Fund members for the same purpose. At December 31, 2000, the annualized assessment rate was 1.96 basis points of assessable deposits.

         Bancorp's FDIC insurance assessment expenses totaled $303,000 in 2000 and $60,000 in 1999. The significant increase in 2000 occurred primarily because Centennial Bank's capital level according to regulatory standards changed from "well capitalized" to "adequately capitalized" as a result of the goodwill associated with the acquisition of the Hazel Dell branch in April 1999. When "well capitalized," Centennial Bank was not subject to a BIF assessment but, as "adequately capitalized," became subject to the BIF assessment rate discussed above. The change in capitalization did not affect Centennial Bank's FDIC assessment until 2000 because of the lag time that is a normal Part of the FDIC's assessment rate and risk classification review process. As a result of continuing strong earnings performance and equity growth, by the end of 2000 the Bank was once again "well capitalized" according to regulatory standards. Management expects a favorable risk classification adjustment by mid-2001 that will significantly reduce FDIC insurance assessment expenses during the second half of 2001.

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

CHANGING REGULATORY STRUCTURE

         The laws and regulations affecting banks and bank holding companies are evolving. (See "The Gramm-Leach-Bliley Act" above.) The rules and the regulatory agencies in the banking area have changed significantly over recent years, and there is reason to expect that similar changes will occur in the future. It is difficult to predict the outcome of these changes.

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

EFFECT OF ECONOMIC ENVIRONMENT

         The policies of regulatory authorities, including the monetary policies of the FRB, have a significant effect on the operating results of FHCs, bank holding companies and their subsidiaries. Among the means available to the FRB to affect the money supply are open-market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

         FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of Bancorp and its subsidiaries cannot be predicted.

ITEM 2.  DESCRIPTION OF PROPERTIES
         -------------------------

         The primary properties owned by Bancorp include a four-story, 36,000 square foot office building in Eugene, Oregon and a three-story, 21,000 square foot office building in Tigard, Oregon. Each building houses one bank branch and one commercial banking center as well as various administrative and operational support functions. The Tigard building is subject to a 50-year ground lease that is renewable for two additional 10-year periods. Bancorp also owns six other properties that house bank branches. One property, the Springfield Office, is also subject to a ground lease.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS
         -----------------------------------------------

         None.

         The information called for by Items 5, 6, 7, 7A, 8 and 9 of Part II is included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 2000, and is incorporated herein by reference as follows:

                                                                                        Centennial Bancorp
                                                                                           Annual Report
                                                                                          to Shareholders
                                                                                             Page No.
                                                                                       --------------------

ITEM 5.           MARKET FOR BANCORP'S COMMON STOCK
                  AND RELATED SHAREHOLDER MATTERS                                                32
                  -------------------------------

ITEM 6.           SELECTED FINANCIAL DATA                                                        32
                  -----------------------

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS
                  OF OPERATIONS                                                                  26
                  -------------

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK                                                              30
                  -----------------

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                     9
                  -------------------------------------------



                                    PART III
                                    --------


ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF BANCORP
                  -------------------------------------------

         The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 2, 2001, and is incorporated herein by reference.

ITEM 10.          EXECUTIVE COMPENSATION
                  ----------------------

         The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 2, 2001, and is incorporated herein by reference.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
                  --------------------------------------------------------------

         The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 2, 2001, and is incorporated herein by reference.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                  ----------------------------------------------

         The information called for by this item will be contained in Centennial Bancorp's definitive proxy statement for the annual meeting of shareholders to be held on May 2, 2001, and is incorporated herein by reference.

                                     PART IV
                                     -------


ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                  FORM 8-K
                  -------------------------------------------------------

         (a) The following documents are filed as Part of this Annual Report on Form 10-K.

                  (1)      Financial Statements.

                           The financial statements required in this Annual Report are listed below and are included in Centennial Bancorp's Annual Report to Shareholders for the year ended December 31, 2000, and are incorporated herein by reference:

                                                                                              Annual
                                                                                             Report to
                                                                                           Shareholders
                                                                                            Page Number
                                                                                            -----------
                           Report of Independent Auditors                                         8

                           Consolidated balance sheets at
                               December 31, 2000 and 1999                                         9

                           For the three years ended December 31, 2000
                               Consolidated statements of income                                 10

                           Consolidated statements of shareholders' equity                       11

                           Consolidated statements of cash flows                                 12

                           Notes to consolidated financial statements                            13

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

                           3.2      Bylaws, as restated

                           10.1* Registrant's 1993 Incentive Stock Option Plan, restated as of April 13, 1994 (filed as Exhibit B to registrant's Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)

                           10.2* Registrant's Nonemployee Director's Stock Option Plan (filed as Exhibit 10.2 to registrant's Form 10-K Report for the year ended December 31, 1991, and incorporated herein by reference)

                           10.3* Registrant's 1993 Stock Option Plan for Nonemployee Directors, restated as of April 13, 1994 (filed as Exhibit A to registrant's Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)

                           10.4* Restated 1995 Stock Incentive Plan (filed as Exhibit A to registrant's Proxy Statement for the 1998 annual shareholder meeting, filed April 13, 1998, and incorporated herein by reference)

                           10.5* Nonstatutory (Nonqualified) Stock Option Agreement dated November 22, 1995, between registrant and Richard C. Williams (filed as
                                    Exhibit 10.10 to registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference) (This option agreement has been amended to permit the exercise of vested options at any time during the term of the option notwithstanding the termination of Mr. Williams employment with registrant)

                           10.6 Ground Lease, dated as of February 10, 1994, between registrant and Pacific Realty Associates, L.P. (filed as Exhibit 10.10 to registrant's Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)

                           10.7 Advances, Security and Deposit Agreement, dated February 5, 1999, between Centennial Bank and the Federal Home Loan Bank of Seattle (filed as Exhibit 10.7 to registrant's Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

                           10.8* Centennial Bank Deferred Compensation Plan, dated effective January 1, 1996 (filed as
                                    Exhibit 10.13 to registrant's Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)

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

                           10.13 Pledge, Security and Safekeeping Agreement dated September 30, 1997, between Centennial Bank and the Federal Home Loan Bank of Seattle (filed as Exhibit 10.13 to registrant's Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)

                           10.14    Letter of Agreement for a
                                    Borrower-in-Custody dated May 4, 2000,
                                    between Centennial Bank and the Federal
                                    Reserve Bank of San Francisco

                           10.15* Second Amendment to Employment Agreement dated May 5, 2000, between Richard C. Williams and registrant (filed as Exhibit 10 to registrant's Form 10-Q Report for the quarter ended June 30, 2000, and incorporated herein by reference)

                           10.16* Incentive Stock Option Agreement dated January 20, 1998 between Thaddeus (Ted) Winnowski and registrant

                           10.17* Nonstatutory Stock Option Agreement dated January 20, 1998, between Thaddeus (Ted) Winnowski and registrant

                           10.18* Nonstatutory Stock Option Agreement dated January 20, 1999, between Thaddeus (Ted) Winnowski and registrant

                           10.19* Nonstatutory Stock Option Agreement dated January 20, 1999, between Thaddeus (Ted) Winnowski and registrant

                           10.20* Incentive Stock Option Agreement dated January 3, 2000, between Thaddeus (Ted) Winnowski and registrant

                           11.1     Earnings per Share Computation

                           13.1     Portions of 2000 Annual Report to
                                    Shareholders (which are incorporated by
                                    reference in this Form 10-K Annual Report)

                           20.1 Portions of definitive proxy statement for 2001 annual shareholder meeting (to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report)

                           21.1     Subsidiaries of registrant (filed as
                                    Exhibit 21.1 to registrant's Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)

                           23.1 Consent of Symonds, Evans & Company, P.C., Independent Auditors

                           99.1 Certain Factors to Consider in Connection with Forward-Looking Statements

---------------------------------------
* Management contract or compensatory plan or arrangement.

         Upon written request to Michael J. Nysingh, Chief Financial Officer, Centennial Bancorp, Post Office Box 1560, Eugene, Oregon, 97440, shareholders will be furnished a copy of any exhibit, upon payment of $.25 per page, which represents Centennial Bancorp's reasonable expenses in furnishing the exhibit requested.

         (b) On October 6, 2000, Bancorp filed a Form 8-K, which updated the description of its common stock.

                                   SIGNATURES

         Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        CENTENNIAL BANCORP

DATED:      March 28, 2001               By /s/ Ted R. Winnowski
                                         ---------------------------------------
                                            Ted R. Winnowski, President,
                                            Chief Executive Officer and Director


                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


                                        PRINCIPAL EXECUTIVE OFFICER
                                        AND DIRECTOR

DATED:      March 28, 2001               By /s/ Ted R. Winnowski
                                         ---------------------------------------
                                            Ted R. Winnowski, President,
                                            Chief Executive Officer and Director


                                        CHIEF FINANCIAL OFFICER

DATED:      March 28, 2001               By /s/ Michael J. Nysingh
                                           -------------------------------------
                                            Michael J. Nysingh
                                            Chief Financial Officer


                                        DIRECTORS:

DATED:      March 28, 2001               By /s/ Dan Giustina
                                           -------------------------------------
                                            Dan Giustina, Director

DATED:      March 28, 2001               By /s/ Cordy H. Jensen
                                          --------------------------------------
                                            Cordy H. Jensen, Director

DATED:      March 28, 2001               By /s/ Robert L. Newburn
                                           -------------------------------------
                                            Robert L. Newburn, Director

DATED:      March 28, 2001               By /s/ Brian B. Obie
                                            ------------------------------------
                                            Brian B. Obie, Director

DATED:      March 28, 2001               By /s/ Richard C. Williams
                                            ------------------------------------
                                            Richard C. Williams, Director

                                  EXHIBIT INDEX


Exhibit*
--------

3.2           Bylaws, as restated

10.14 Letter of Agreement for a Borrower-in-Custody dated May 4, 2000, between Centennial Bank and the Federal Reserve Bank of San Francisco

10.16 Incentive Stock Option Agreement dated January 20, 1998 between Thaddeus (Ted) Winnowski and registrant

10.17 Nonstatutory Stock Option Agreement dated January 20, 1998, between Thaddeus (Ted) Winnowski and registrant

10.18 Nonstatutory Stock Option Agreement dated January 20, 1999, between Thaddeus (Ted) Winnowski and registrant

10.19 Nonstatutory Stock Option Agreement dated January 20, 1999, between Thaddeus (Ted) Winnowski and registrant

10.20 Incentive Stock Option Agreement dated January 3, 2000, between Thaddeus (Ted) Winnowski and registrant

11.1          Earnings per Share Computation

13.1 Portions of 2000 Annual Report to Shareholders (which are incorporated by reference into this Form 10-K Annual Report)

23.1          Consent of Symonds, Evans & Company, P.C., Independent Auditors

99.1          Certain Factors to Consider in Connection with Forward-Looking
              Statements

-----------------------------------
* See Item 14(a)(3) of this Annual Report for a list of all exhibits, including those incorporated by reference.