Form 10-Q
period 2001-03-31
CENTENNIAL BANCORP
filed 2001-05-14
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                                       OR

|_| Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the transition period from __________ to __________

                         Commission File Number 0-10489

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date:

      22,926,248 shares as of April 30, 2001.

                               CENTENNIAL BANCORP
                                    FORM 10-Q
                                 MARCH 31, 2001

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of March 31, 2001 and
    December 31, 2000                                                          3

Condensed Consolidated Statements of Income for the three months ended
    March 31, 2001 and 2000                                                    4

Condensed Consolidated Statements of Changes in Shareholders' Equity
    for the three months ended March 31, 2001 and 2000                         5

Condensed Consolidated Statements of Cash Flows for the three months
    ended March 31, 2001 and 2000                                              6

Notes to Condensed Consolidated Financial Statements                           7

Management's Discussion and Analysis of Financial Condition and
    Results of Operations:
        Overview                                                              10
        Material Changes in Financial Condition                               10
        Material Changes in Results of Operations                             11
        Market Risk                                                           12
        Liquidity and Capital Resources                                       12

PART II - OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K                                    14

Signatures                                                                    15

                               CENTENNIAL BANCORP

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                          March 31,      December 31,
                                                            2001             2000
                                                       -------------    -------------
ASSETS Cash and cash equivalents:
    Cash and due from banks                            $  41,603,654    $  39,498,282
    Federal funds sold                                    19,600,000        3,465,000
                                                       -------------    -------------

    Total cash and cash equivalents                       61,203,654       42,963,282
Securities available for sale                             62,765,214       60,362,569
Mortgage loans held for sale                              14,821,635       10,890,003
Loans, net                                               674,376,565      693,729,855
Federal Home Loan Bank stock                               5,926,200        5,832,800
Premises and equipment, net                               15,828,034       15,367,393
Other assets                                              22,109,081       23,829,060
                                                       -------------    -------------
                                                       $ 857,030,383    $ 852,974,962
                                                       =============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits:
        Demand                                         $ 138,695,501    $ 130,898,788
        Interest-bearing demand                          245,242,356      244,647,939
        Savings                                           65,368,337       53,878,931
        Time                                             272,574,334      267,068,684
                                                       -------------    -------------
           Total deposits                                721,880,528      696,494,342
    Short-term borrowings                                 32,688,232       59,634,083
    Accrued interest and other liabilities                 8,081,625        6,663,542
                                                       -------------    -------------
           Total liabilities                             762,650,385      762,791,967
Shareholders' equity:
    Preferred stock                                               --               --
    Common stock, 22,926,248 issued and outstanding
        (22,894,723 at December 31, 2000)                 30,643,963       30,535,794
    Retained earnings                                     63,478,130       59,826,586
    Accumulated other comprehensive income/(loss)            257,905         (179,385)
                                                       -------------    -------------
           Total shareholders' equity                     94,379,998       90,182,995
                                                       -------------    -------------
                                                       $ 857,030,383    $ 852,974,962
                                                       =============    =============

See accompanying notes.

                               CENTENNIAL BANCORP

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                            --------------------------

                                                               2001            2000
                                                            -----------    -----------
INTEREST INCOME
    Interest and fees on loans                              $18,987,257    $16,933,751
    Interest on investment securities                           958,039        945,935
    Other interest income                                        41,081          7,293
                                                            -----------    -----------
           Total interest income                             19,986,377     17,886,979
INTEREST EXPENSE
    Interest on deposits                                      7,121,093      4,937,332
    Interest on short-term borrowings                           750,920      1,193,162
                                                            -----------    -----------
           Total interest expense                             7,872,013      6,130,494
                                                            -----------    -----------
NET INTEREST INCOME                                          12,114,364     11,756,485
    Loan loss provision                                         950,000        750,000
                                                            -----------    -----------
           Net interest income after loan loss provision     11,164,364     11,006,485
NONINTEREST INCOME
    Service charges                                             441,016        378,815
    Other                                                       452,341        290,007
    Net gains on sales of mortgage loans                        242,864        196,320
    Net gains on sales of securities                            262,578             --
                                                            -----------    -----------
           Total noninterest income                           1,398,799        865,142
NONINTEREST EXPENSES
    Salaries and employee benefits                            4,277,069      4,173,515
    Premises and equipment                                      968,320        979,507
    Legal and professional                                      225,002        150,583
    Advertising                                                 164,797        231,118
    Data processing                                             187,098        177,898
    Amortization of goodwill                                    172,107        172,107
    Other                                                       772,666        746,119
                                                            -----------    -----------
           Total noninterest expenses                         6,767,059      6,630,847
                                                            -----------    -----------

Income before income taxes                                    5,796,104      5,240,780
Provision for income taxes                                    2,144,560      1,986,220
                                                            -----------    -----------

NET INCOME                                                  $ 3,651,544    $ 3,254,560
                                                            ===========    ===========

Earnings per share of common stock:
    Basic                                                   $       .16    $       .14
    Diluted                                                 $       .16    $       .14

Weighted average shares outstanding:
    Basic                                                    22,909,571     22,709,121
    Diluted                                                  23,413,345     23,229,112

See accompanying notes.

                               CENTENNIAL BANCORP

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                            Comprehensive      Number of
                                                                Income           Shares       Common Stock
                                                            -------------      ----------     ------------
Balance at December 31, 1999                                                   22,691,004     $ 30,084,234

Comprehensive Income:
    Net Income                                              $  3,254,560
    Other comprehensive income, net of tax:
        Unrealized gain on available-for-sale securities          95,680
                                                            ------------
Comprehensive Income                                        $  3,350,240
                                                            ============

Stock options exercised                                                            74,025          129,762

Tax benefit of stock options exercised                                                              80,722
                                                                               ----------     ------------
Balance at March 31, 2000                                                      22,765,029     $ 30,601,308
                                                                               ==========     ============

Balance at December 31, 2000                                                   22,894,723     $ 30,535,794

Comprehensive Income:
    Net Income                                              $  3,651,544
    Other comprehensive income, net of tax:
        Unrealized gain on available-for-sale securities         699,868
    Reclassification adjustment for net gains on sales
       of securities included in net income                     (262,578)
                                                            ------------
Comprehensive Income                                        $  4,088,834
                                                            ============

Stock options exercised                                                            31,525           46,464

Tax benefit of stock options exercised                                                              61,705
                                                                               ----------     ------------
Balance at March 31, 2001                                                      22,926,248     $ 30,643,963
                                                                               ==========     ============

                                                                              Accumulated
                                                                                  Other           Total
                                                               Retained       Comprehensive    Shareholders'
                                                               Earnings       Income/(Loss)       Equity
                                                               --------       -------------    -------------
Balance at December 31, 1999                                 $ 45,624,007     $ (1,686,070)    $ 74,328,761

Comprehensive Income:
    Net Income                                                  3,254,560                         3,254,560
    Other comprehensive income, net of tax:
        Unrealized gain on available-for-sale securities                            95,680           95,680

Comprehensive Income


Stock options exercised                                                                             129,762

Tax benefit of stock options exercised                                                               80,722
                                                             ------------     ------------     ------------
Balance at March 31, 2000                                    $ 48,878,567     $ (1,590,390)    $ 77,889,485
                                                             ============     ============     ============

Balance at December 31, 2000                                 $ 59,826,586     $   (179,385)    $ 90,182,995

Comprehensive Income:
    Net Income                                                  3,651,544                         3,651,544
    Other comprehensive income, net of tax:
        Unrealized gain on available-for-sale securities                           699,868          699,868
    Reclassification adjustment for net gains on sales
       of securities included in net income                                       (262,578)        (262,578)

Comprehensive Income


Stock options exercised                                                                              46,464

Tax benefit of stock options exercised                                                               61,705
                                                             ------------     ------------     ------------
Balance at March 31, 2001                                    $ 63,478,130     $    257,905     $ 94,379,998
                                                             ============     ============     ============

See accompanying notes.

                               CENTENNIAL BANCORP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    Three Months Ended
                                                                         March 31,
                                                               -----------------------------

                                                                   2001             2000
                                                               ------------     ------------
Net cash provided by operating activities                      $  3,615,617     $  7,026,963

Cash flows from investing activities:
    Net decrease/(increase) in loans                             18,403,290      (38,088,898)
    Investment securities available for sale:
        Purchases                                               (33,200,806)              --
        Maturities/calls/principal reductions                     9,411,105          523,613
        Sales                                                    22,336,319               --
    Purchases of premises and equipment                            (811,952)        (427,226)
                                                               ------------     ------------
        Net cash provided by (used in) investing activities      16,137,956      (37,992,511)

Cash flows from financing activities:
    Net increase in deposits                                     25,386,186       42,185,314
    Net decrease in short-term borrowings                       (26,945,851)      (4,472,017)
    Proceeds from issuance of common stock                           46,464          129,762
                                                               ------------     ------------
        Net cash provided by (used in) financing activities      (1,513,201)      37,843,059
                                                               ------------     ------------

Net increase in cash and cash equivalents                        18,240,372        6,877,511

Cash and cash equivalents at beginning of period                 42,963,282       29,934,856
                                                               ------------     ------------
Cash and cash equivalents at end of period                     $ 61,203,654     $ 36,812,367
                                                               ============     ============

See accompanying notes.

                               CENTENNIAL BANCORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.    Basis of Presentation

      The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly owned subsidiaries, Centennial Bank (the "Bank") and Centennial Mortgage Co. (the "Mortgage Co."). The Bank provides commercial financing, banking and other services, and the Mortgage Co. provides a variety of residential and commercial real estate financing services.

      The interim condensed consolidated financial statements are unaudited, but include all adjustments, consisting only of normal accruals, which Bancorp considers necessary for a fair presentation of the results of operations for such interim periods.

      All significant intercompany balances and transactions have been eliminated in consolidation.

      The interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 2000 Annual Report to Shareholders.

      Certain amounts for 2000 have been reclassified to conform with the 2001 presentation.

2.    Securities Available for Sale

      Securities available for sale consisted of the following at March 31, 2001 and December 31, 2000:

                                                               Gross          Gross        Estimated
                                              Amortized     Unrealized     Unrealized        Fair
                                                 Cost          Gains          Losses         Value
                                             -----------    -----------    -----------    -----------
      March 31, 2001:

      U.S. Government agencies               $32,789,367    $    79,479    $    22,798    $32,846,048
      Obligations of states and political
         subdivisions                         15,939,731        258,276         43,137     16,154,870
      Corporate bonds                          2,056,145         15,976          4,887      2,067,234
      Mortgage-backed securities              11,045,165         28,343              3     11,073,505
      Equity securities                          513,261        113,496          3,200        623,557
                                             -----------    -----------    -----------    -----------
         Total                               $62,343,669    $   495,570    $    74,025    $62,765,214
                                             ===========    ===========    ===========    ===========

                                                               Gross          Gross        Estimated
                                              Amortized     Unrealized     Unrealized        Fair
                                                 Cost          Gains          Losses         Value
                                             -----------    -----------    -----------    -----------
      December 31, 2000:

      U.S. Treasuries                        $   499,783    $        --    $       173    $   499,610
      U.S. Government agencies                38,157,018          1,709        343,069     37,815,658
      Obligations of states and political
         subdivisions                         16,216,658        168,118        125,476     16,259,300
      Corporate bonds                          2,061,947             --         29,478      2,032,469
      Mortgage-backed securities               3,202,684             --          3,402      3,199,282
      Equity securities                          513,261         46,189          3,200        566,250
                                             -----------    -----------    -----------    -----------
         Total                               $60,651,351    $   216,016    $   504,798    $60,362,569
                                             ===========    ===========    ===========    ===========

3.    Loans and Allowance for Loan Losses

      The composition of the loan portfolio was as follows:

                                                  March 31,        December 31,
                                                    2001               2000
                                               -------------      -------------

      Commercial                               $ 271,288,426      $ 273,866,755
      Real estate - construction                 246,009,771        261,726,951
      Real estate - mortgage                     148,155,451        147,737,507
      Installment                                  9,142,779          9,379,311
      Lease financing                              3,902,012          4,606,838
      Other                                        5,772,081          5,562,841
                                               -------------      -------------
                                                 684,270,520        702,880,203
      Allowance for loan losses                   (9,893,955)        (9,150,348)
                                               -------------      -------------
                                               $ 674,376,565      $ 693,729,855
                                               =============      =============

      Transactions in the allowance for loan losses were as follows for the three months ended March 31:

                                                    2001               2000
                                               -------------      -------------

      Balance at beginning of period           $   9,150,348      $   6,164,507
      Provision charged to operations                950,000            750,000
      Recoveries                                      33,748              3,267
      Loans charged off                             (240,141)            (8,493)
                                               -------------      -------------
      Balance at end of period                 $   9,893,955      $   6,909,281
                                               =============      =============

      At March 31, 2001 and December 31, 2000, Bancorp had approximately $19,497,000 and $15,367,000, respectively, in impaired loans. The specific valuation allowance related to these loans was approximately $3,280,000 and $2,253,000 at March 31, 2001 and December 31, 2000, respectively.

      It is Bancorp's policy to place loans on nonaccrual status when repayment of principal and interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 2001 and December 31, 2000 were approximately $7,832,000 and $7,268,000, respectively.

      Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $1,589,000 at March 31, 2001, and approximately $529,000 at December 31, 2000. Bancorp had no restructured loans at March 31, 2001 or December 31, 2000.

4.    Short-Term Borrowings

      Short-term borrowings consisted of the following:

                                                       March 31,    December 31,
                                                          2001          2000
                                                      -----------   -----------

      FHLB cash management advance program            $        --   $22,600,000
      FHLB borrowings under promissory notes           23,900,000    23,900,000
      Federal funds purchased                           4,000,000     9,000,000
      Securities sold under agreement to repurchase     4,788,232     4,134,083
                                                      -----------   -----------
                                                      $32,688,232   $59,634,083
                                                      ===========   ===========

5.    Earnings per Share of Common Stock

      A reconcilement of the weighted average shares used to compute basic and diluted earnings per share is as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            2001         2000
                                                         ----------   ----------

      Weighted average shares outstanding - basic        22,909,571   22,709,121

      Incremental shares from stock options                 503,774      519,991
                                                         ----------   ----------

      Weighted average shares outstanding - diluted      23,413,345   23,229,112
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

6.    Adoption of New Accounting Standards

      In September 2000, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," as a replacement for SFAS No. 125. SFAS No. 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral, but it carries over most of the provisions of SFAS No. 125 without change.

      SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The statement is effective for recognition and reclassification of collateral for fiscal years ending after December 15, 2000. Bancorp does not anticipate that the adoption of SFAS No. 140 will have a material effect on its financial position or results of operations.

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

Overview

      Centennial Bancorp, an Oregon corporation, was organized in 1981 as a bank holding company and has two wholly owned subsidiaries: Centennial Bank and Centennial Mortgage Co. Bancorp primarily serves the Portland, Oregon, and Eugene, Oregon markets. Unless the context clearly suggests otherwise, references in this Quarterly Report to "Bancorp" include Centennial Bancorp and its subsidiaries.

      At March 31, 2001, Centennial Bank operated 15 full-service and six limited-service branches including eight full-service and six limited-service branches in the Portland area, four full-service branches in Eugene, and one full-service branch each in Springfield, Salem and Cottage Grove, Oregon.

      At March 31, 2001, the Bank also operated seven commercial banking centers located in full-service branches, including five in the Portland area, one in Eugene and one in Salem, Oregon.

      At March 31, 2001, Centennial Mortgage operated five offices including two in the Portland area, two in Eugene and one in Salem.

      Bancorp reported net income of $3.7 million, or $.16 per share, for the three months ended March 31, 2001. This represented a 12% increase in net income as compared to $3.3 million, or $.14 per share, for the three months ended March 31, 2000. The increased earnings reflected a higher level of non-interest income and increased net interest income resulting from growth in interest-earning assets. At March 31, 2001, Bancorp recognized an 11.5% increase in total assets and 11.7% increase in interest-earning assets as compared to March 31, 2000.

Material Changes in Financial Condition

      Material changes in financial condition for the three months ended March 31, 2001 included increased cash balances, reduced loan totals, deposit increases, a substantial reduction in short-term borrowings and continued earnings-driven equity growth.

      At March 31, 2001, total assets increased slightly to $857.0 million from the $853.0 million total at December 31, 2000. Loans and loans held for sale of $689.2 million at March 31, 2001 decreased $15.4 million, or 2.2%, as compared to $704.6 million at December 31, 2000, mainly due to slowing commercial loan activity, and the permanent placement and participation sales of commercial real estate loans.

      Cash and cash equivalents, including cash and due from banks and federal funds sold, increased $18.2 million to $61.2 million at March 31, 2001 as compared to $43.0 million at December 31, 2000, substantially because of the combination of decreasing loans and increasing deposits. In addition, cash and due from banks can fluctuate significantly on a daily basis due to normal loan and deposit activity, funds transfers and inter-bank clearing of cash items. Federal funds sold represent excess funds, which are sold overnight to other financial institutions, and their levels can also fluctuate significantly on a daily basis.

      Total deposits increased $25.4 million, or 3.6%, to $721.9 million at March 31, 2001 as compared to December 31, 2000. The increase was centered in savings and demand deposits. Savings deposit totals increased primarily due to the balance fluctuations typical of certain escrow accounts while the accumulation of income-tax-related funds appeared responsible for most of the growth in demand deposits.

      For the three-month period, increased deposits and lower loan levels not only contributed to the increased cash balances discussed previously, but also allowed a $26.9 million decrease in short-term borrowings to $32.7 million at March 31, 2001 as compared to $59.6 million at December 31, 2000.

      Remaining asset and liability category changes during the first quarter of 2001 were comparatively modest.

      March 31, 2001 shareholders' equity was $94.4 million, a $4.2 million increase over December 31, 2000. The increase resulted from continued strong earnings, unrealized gains on available-for-sale securities and the exercise of stock options.

Material Changes in Results of Operations

      As a result of substantial loan growth since the first quarter of 2000, total interest income increased $2.1 million, or 11.7%, for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000.

      Total interest expense increased $1.7 million, or 28.4%, for the three months ended March 31, 2001 as compared to the same period in 2000. The increase was due to the growth of interest-bearing deposits and the higher rates paid on those deposits.

      The increase in interest earned, partially offset by the increase in interest expense, served to increase Bancorp's net interest income by $357,900, or 3.0%, over the first quarter of 2000.

      During the three months ended March 31, 2001, Bancorp charged a $950,000 loan loss provision to operations as compared to $750,000 during the three months ended March 31, 2000. Although loan totals decreased during the first quarter of 2001, the loss provision for that quarter was consistent with the increase in the specific valuation allowance related to impaired loans.

      At March 31, 2001, Bancorp's allowance for loan losses was $9.9 million, as compared to $9.2 million and $6.9 million at December 31, 2000 and March 31, 2000, respectively. Management believes that the allowance is adequate for potential loan losses, based on current quantitative analysis in conjunction with management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Bancorp. In response to a slowing economy and a corresponding increase in impaired loans, Bancorp management has been aggressively building the allowance for loan losses. Loans are actively managed to minimize loss potential, and current expectations are that actual charge-offs will not have a material adverse effect on Bancorp's financial condition or results of operations. The allowance is based on estimates, and actual losses may vary from those currently estimated.

      Noninterest income increased $533,700, or 61.7%, for the three months ended March 31, 2001 as compared to the same period in 2000. The increase was due to several factors, including the increasing service charge income produced by Bancorp's growing deposit base, the business development and additional fee income generated by Bancorp's new Merchant Banking Group, higher gains on sales of residential mortgage loans as the volume of new loans increased with falling rates, and significant gains realized on sales of investment securities.

      As a result of continuing emphasis on expense control, noninterest expense increased only $136,200, or 2.1%, during first quarter 2001 as compared to first quarter 2000.

      During the quarter ended March 31, 2001, the provision for income taxes was $2.1 million, an increase of $158,300 over the provision during the quarter ended March 31, 2000. The increase was due to Bancorp's increased pre-tax income.

Market Risk

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

      Bancorp did not experience a material change in market risk during the quarter ended March 31, 2001 as the overall portfolio remained asset sensitive, which will generally enhance earnings when interest rates rise but erodes earnings when interest rates fall. The investment securities purchase and sale activity during the quarter was primarily intended to reposition the investment portfolio as a part of management's plan to reduce Bancorp's overall interest-rate sensitivity.

Liquidity and Capital Resources

      Bancorp's principal subsidiary, Centennial Bank, has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Currently, the Bank's main sources of liquidity are customer deposits, short-term borrowings, loan repayments, sales of loans, sales and repayments of investment securities, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

      The Bank maintains, on an unsecured basis, federal funds lines with correspondent banks as a back-up source of temporary liquidity. At March 31, 2001, the Bank had federal funds lines totaling $44.0 million with $4.0 million outstanding. The Bank also maintains a cash management advance line of credit with the Federal Home Loan Bank of Seattle, which allows temporary borrowings for liquidity. At March 31, 2001, the line was unused and had a borrowing limit of $31.7 million. In addition, the Bank has a secured line of credit at the Federal Reserve Bank discount window, which, at March 31, 2001, was unused and had a borrowing limit of $34.6 million.

      At March 31, 2001, Bancorp's Tier 1 and total risk-based capital ratios under the Federal Reserve Board's ("FRB") risk-based capital guidelines were 10.60% and 11.82%, respectively. The FRB's minimum risk-based capital ratio guidelines for Tier 1 and total capital are 4% and 8%, respectively.

      At March 31, 2001, Bancorp's capital-to-assets ratio under leverage ratio guidelines was 10.30%. The FRB's current minimum leverage capital ratio guideline is 3%.

      In January 2000, Bancorp's Board of Directors authorized the repurchase of up to 5% of Bancorp's then outstanding shares of common stock over a two-year period. During 2000, Bancorp repurchased 59,715 shares of common stock at a cost of approximately $490,000. No shares were repurchased during the first quarter of 2001.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      None

(b)   Reports on Form 8-K

      None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               CENTENNIAL BANCORP


Dated: May 10, 2001           /s/ Ted R. Winnowski
                              --------------------------------------------------
                              Ted R. Winnowski
                              President & Chief Executive Officer


Dated: May 10, 2001           /s/ Neal T. McLaughlin
                              --------------------------------------------------
                              Neal T. McLaughlin
                              Executive Vice President & Chief Financial Officer
                              --------------------------------------------------