Form 10-Q
period 2001-06-30
CENTENNIAL BANCORP
filed 2001-08-10
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------
                                    FORM 10-Q
                              --------------------


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                             Benjamin Franklin Plaza
                        One S.W. Columbia St., Suite 900
                             Portland, Oregon 97258
                    (Address of principal executive offices)

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 22,938,213 shares as of August 2, 2001.

                               CENTENNIAL BANCORP
                                    FORM 10-Q
                                  JUNE 30, 2001

                                      INDEX

                                                                                         Page
PART I - FINANCIAL INFORMATION                                                         Reference
                                                                                       ---------

Condensed Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000            3

Condensed Consolidated Statements of Income for the six months and the quarter ended
  June 30, 2001 and 2000                                                                   4

Condensed Consolidated Statements of Changes in Shareholders' Equity for the year ended
  December 31, 2000 and the six months ended June 30, 2001                                 5

Condensed Consolidated Statements of Cash Flows for the six months ended
  June 30, 2001 and 2000                                                                   6

Notes to Condensed Consolidated Financial Statements                                       7

Management's Discussion and Analysis of Financial Condition and Results of Operations:
    Overview                                                                              11
    Material Changes in Financial Condition                                               11
    Material Changes in Results of Operations                                             12
    Market Risk                                                                           13
    Liquidity and Capital Resources                                                       13

PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders                              15

Item 6 - Exhibits and Reports on Form 8-K                                                 15

Signatures                                                                                16

                               CENTENNIAL BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                          June 30,      December 31,
                                                            2001            2000
                                                        ------------   -------------
ASSETS
Cash and cash equivalents:
  Cash and due from banks                               $ 43,461,160   $ 39,498,282
  Federal funds sold                                      27,735,000      3,465,000
                                                        ------------   ------------
    Total cash and cash equivalents                       71,196,160     42,963,282

Securities available-for-sale                             78,521,978     60,362,569
Mortgage loans held for sale                              10,808,392     10,890,003
Loans, net                                               646,436,227    693,729,855
Federal Home Loan Bank Stock                               6,029,600      5,832,800
Premises and equipment, net                               15,631,234     15,367,393
Goodwill, net                                              7,801,664      8,145,878
Other assets                                              17,074,683     15,683,182
                                                        -------------  ------------
                                                        $853,499,938   $852,974,962
                                                        ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Deposits:
    Noninterest-bearing demand deposits                 $163,839,515   $130,898,788
    Interest-bearing demand accounts                     254,843,513    244,647,939
    Savings accounts                                      79,423,845     53,878,931
    Time certificates                                    243,883,823    267,068,684
                                                        ------------   ------------
         Total deposits                                  741,990,696    696,494,342

  Short-term borrowings                                    7,993,556     59,634,083
  Accrued interest and other liabilities                   5,978,856      6,663,542
                                                        ------------   ------------
         Total liabilities                               755,963,108    762,791,967

Shareholders' equity:
  Common stock, 24,080,158 and 24,039,459 shares
   issued and outstanding at June 30, 2001 and
   December 31, 2000, respectively                        30,673,485     30,535,794
  Retained earnings                                       66,650,705     59,826,586
  Accumulated other comprehensive income (loss)              212,640       (179,385)
                                                        ------------   ------------
         Total shareholders' equity                       97,536,830     90,182,995
                                                        ------------   ------------
                                                        $853,499,938   $852,974,962
                                                        ============   ============

See accompanying notes

                               CENTENNIAL BANCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                               Three months ended           Six months ended
                                                     June 30,                    June 30,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
INTEREST INCOME
  Interest and fees on loans                $17,319,510   $18,668,493   $36,306,767   $35,602,244
  Interest on investment securities             991,367       928,168     1,949,406     1,874,103
  Other interest income                         237,761         9,611       278,842        16,904
                                            -----------   -----------   -----------   -----------
    Total interest income                    18,548,638    19,606,272    38,535,015    37,493,251
INTEREST EXPENSE
  Interest on deposits                        6,459,293     5,669,030    13,580,386    10,606,362
  Interest on short-term borrowings             235,358     1,214,593       986,278     2,407,755
                                            -----------   -----------   -----------   -----------
    Total interest expense                    6,694,651     6,883,623    14,566,664    13,014,117
                                            -----------   -----------   -----------   -----------
NET INTEREST INCOME                          11,853,987    12,722,649    23,968,351    24,479,134
  Loan loss provision                           975,000       750,000     1,925,000     1,500,000
                                            -----------   -----------   -----------   -----------
     Net interest income after loan loss
      provision                              10,878,987    11,972,649    22,043,351    22,979,134

NONINTEREST INCOME
  Service charges                               478,643       366,982       919,659       745,797
  Other                                         460,841       291,767       913,182       581,774
  Net gains on sales of  loans                  399,154       198,909       642,018       395,229
  Net gains on sales of securities              210,960            --       473,538            --
                                            -----------   -----------   -----------   -----------
    Total noninterest income                  1,549,598       857,658     2,948,397     1,722,800
NONINTEREST EXPENSE
  Salaries and employee benefits              4,231,768     4,454,597     8,508,837     8,628,112
  Premises and equipment                      1,086,063     1,012,261     2,054,383     1,991,768
  Legal and professional                        414,264       186,017       639,266       336,600
  Advertising                                   242,922       251,843       407,719       482,961
  Data Processing                               236,754       219,003       423,852       396,901
  Amortization of goodwill                      172,107       172,107       344,214       344,214
  Other                                         860,060     1,084,620     1,632,726     1,830,739
                                            -----------   -----------   -----------   -----------
    Total noninterest expense                 7,243,938     7,380,448    14,010,997    14,011,295
                                            -----------   -----------   -----------   -----------
Income before income taxes                    5,184,647     5,449,859    10,980,751    10,690,639
Provision for income taxes                    2,012,072     2,069,140     4,156,632     4,055,360
                                            -----------   -----------   -----------   -----------

NET INCOME                                  $ 3,172,575   $ 3,380,719   $ 6,824,119   $ 6,635,279
                                            ===========   ===========   ===========   ===========

Earnings per share of common stock:
  Basic                                     $      0.13   $      0.14   $      0.28   $      0.28
  Diluted                                   $      0.13   $      0.14   $      0.28   $      0.27

Weighted average shares outstanding:
  Basic                                      24,076,801    23,869,262    24,066,406    23,857,103
  Diluted                                    24,642,242    24,550,702    24,613,288    24,470,635

See accompanying notes.


                                                         CENTENNIAL BANCORP
                                CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                                             (Unaudited)

                                                                                                     Accumulated
                                                                                                         Other           Total
                                            Comprehensive                  Common       Retained     Comprehensive   Shareholders'
                                                Income        Shares        Stock       Earnings     Income (Loss)       Equity
                                            -------------   ----------   -----------   -----------   -------------   -------------

BALANCE, December 31, 1999                                  23,825,554   $30,390,824   $45,624,007    $(1,686,070)     $74,328,761

Comprehensive Income:
  Net Income                                 $14,202,579                                14,202,579                      14,202,579
  Other comprehensive income, net of tax:
    Unrealized gain on available-for-sale
     securities                                1,672,856                                                1,672,856        1,672,856
  Reclassification adjustment for net
   gains on sales of securities included
   in net income                                (166,171)                                                (166,171)        (166,171)
                                             -----------
Comprehensive Income                         $15,709,264
                                             ===========
Repurchases of common stock                                    (62,700)     (490,329)                                     (490,329)
Stock options exercised                                        276,605       495,496                                       495,496
Tax benefit from stock options exercised                                     139,803                                       139,803
                                                            ----------   -----------   -----------   ------------      -----------
BALANCE, December 31, 2000                                  24,039,459    30,535,794    59,826,586       (179,385)      90,182,995
                                                            ----------   -----------   -----------   ------------      -----------
Comprehensive Income:
  Net Income                                 $ 6,824,119                                 6,824,119                       6,824,119
  Other comprehensive income, net of tax:
    Unrealized gain on available-for-sale
     securities                                  686,311                                                  686,311          686,311
  Reclassification adjustment for net
   gains on sales of securities included
   in net income                                (294,286)                                                (294,286)        (294,286)
                                             -----------
Comprehensive Income                         $ 7,216,144
                                             ===========
Stock options exercised                                         40,699        69,745                                        69,745
Tax benefit from stock options exercised                                      67,946                                        67,946
                                                            ----------   -----------   -----------    -----------      -----------
BALANCE, June 30, 2001                                      24,080,158   $30,673,485   $66,650,705    $   212,640      $97,536,830
                                                            ==========   ===========   ===========    ===========      ===========

See accompanying notes.

                               CENTENNIAL BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                    ----------------------------
                                                        2001            2000
                                                    ------------    ------------
Net cash provided by operating activities           $  7,257,965    $  7,157,536

Cash flows from investing activities:
  Net decrease (increase) in loans                    45,368,628     (82,041,560)
  Investment securities available-for-sale:
    Purchases                                        (84,899,273)             --
    Maturities/calls/principal reductions             12,630,698       1,955,368
    Sales                                             54,974,729              --
  Purchases of premises and equipment                 (1,025,441)       (760,698)
                                                    ------------    ------------
    Net cash provided by (used in) investing
     activities                                       27,049,341     (80,846,890)

Cash flows from financing activities:
   Net increase in deposits                           45,496,354      93,863,361
   Net decrease in short-term borrowings             (51,640,527)     (6,946,723)
   Proceeds from issuance of common stock                 69,745         158,337
   Repurchases of common stock                                --        (490,329)
                                                    ------------    ------------
     Net cash provided by (used in) financing
      activities                                      (6,074,428)     86,584,646
                                                    ------------    ------------

Net increase in cash and cash equivalents             28,232,878      12,895,292

Cash and cash equivalents at beginning of period      42,963,282      29,934,856
                                                    ------------    ------------
Cash and cash equivalents at end of period          $ 71,196,160    $ 42,830,148
                                                    ============    ============

See accompanying notes.

                               CENTENNIAL BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   Basis of Presentation

     The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly-owned subsidiary, Centennial Bank ("Bank"). Effective May 31, 2001, Centennial Mortgage Co., a wholly-owned subsidiary at that date, was merged into the Bank.

     All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim condensed consolidated financial statements are prepared by Bancorp without audit and in conformity with accounting principles generally accepted in the United States for interim financial statements. Accordingly, certain financial information and footnotes have been condensed or omitted. In management's opinion, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for a fair presentation of the results for the interim period presented.

     These financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 2000 Annual Report to Shareholders.

     Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.


2.   Securities Available-for-Sale

     Securities available-for-sale consisted of the following at June 30, 2001 and December 31, 2000:

                                                   Gross         Gross       Estimated
                                   Amortized     Unrealized    Unrealized      Fair
                                      Cost         Gains         Losses        Value
                                  -----------   -----------   -----------   -----------
     June 30, 2001:

     U.S. Government agencies     $42,280,539     $ 84,720      $ 14,500    $42,350,759
     Obligations of states and
      political subdivisions       17,906,181      126,920       122,800     17,910,301
     Corporate bonds                2,050,341       28,120            --      2,078,461
     Mortgage-backed securities    15,428,141       30,690            --     15,458,831
     Equity securities                513,260      210,366            --        723,626
                                  -----------     --------      --------    -----------
     Total                        $78,178,462     $480,816      $137,300    $78,521,978
                                  ===========     ========      ========    ===========

     December 31, 2000:

     U.S. Treasuries              $   499,783     $     --      $    173    $   499,610
     U.S. Government agencies      38,157,018        1,709       343,069     37,815,658
     Obligations of states and
      political subdivisions       16,216,658      168,118       125,476     16,259,300
     Corporate bonds                2,061,947           --        29,478      2,032,469
     Mortgage-backed securities     3,202,684           --         3,402      3,199,282
     Equity securities                513,261       46,189         3,200        556,250
                                  -----------     --------      --------    -----------
     Total                        $60,651,351     $216,016      $504,798    $60,362,569
                                  ===========     ========      ========    ===========

3.   Loans and Allowance for Loan Losses

     The composition of the loan portfolio was as follows:

                                            June 30,        December 31,
                                              2001              2000
                                          ------------      ------------
     Real estate -  mortgage              $147,172,105      $147,737,507
     Real estate - construction            236,614,083       261,726,951
     Commercial                            256,807,369       273,866,755
     Installment                            10,001,198         9,379,311
     Lease financing                         3,746,591         4,606,838
     Other                                   2,305,795         5,562,841
                                          ------------      ------------
                                           656,647,141       702,880,203
     Allowance for loan losses             (10,210,914)       (9,150,348)
                                          ------------      ------------
                                          $646,436,227      $693,729,855
                                          ============      ============

     Transactions in the allowance for loan losses were as follows for the six months ended June 30:

                                               2001             2000
                                           -----------       ----------
     Balance at beginning of period        $ 9,150,348       $6,164,507
     Provision charged to operations         1,925,000        1,500,000
     Recoveries                                 44,640           27,375
     Loans charged off                        (909,074)        (222,969)
                                           -----------       ----------
     Balance at end of period              $10,210,914       $7,468,913
                                           ===========       ==========

     At June 30, 2001 and December 31, 2000, Bancorp had approximately $25,903,000 and $15,367,000, respectively, in impaired loans. The specific valuation allowance related to these loans was approximately $3,503,000 and $2,253,000 at June 30, 2001 and December 31, 2000, respectively.

     It is Bancorp's policy to place loans on nonaccrual status when repayment of principal and interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 2001 and December 31, 2000 were approximately $7,771,000 and $7,268,000, respectively.

     Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $49,000 at June 30, 2001, and approximately $529,000 at December 31, 2000. Bancorp had no restructured loans at June 30, 2001 or December 31, 2000.

4.   Short-Term Borrowings

     Short-term borrowings consisted of the following:

                                                      June 30,    December 31,
                                                        2001         2000
                                                     ----------   -----------
     Securities sold under agreement to repurchase   $3,593,556   $ 4,134,083
     Federal funds purchased                                 --     9,000,000
     FHLB cash management advance program                    --    22,600,000
     FHLB borrowings under promissory notes           4,400,000    23,900,000
                                                     ----------   -----------
                                                     $7,993,556   $59,634,083
                                                     ==========   ===========

5.   Earnings per Share of Common Stock

     A reconciliation of the weighted average shares used to compute basic and diluted earnings per share is as follows:

                                                   Three Months Ended June 30
                                                   --------------------------
                                                        2001         2000
                                                     ----------   ----------
     Weighted average shares outstanding - basic     24,076,801   23,869,262
     Additional shares from stock options               565,441      681,440
                                                     ----------   ----------
     Weighted average shares outstanding - diluted   24,642,242   24,550,702
                                                     ==========   ==========

                                                     Six Months Ended June 30
                                                     ------------------------
                                                        2001         2000
                                                     ----------   ----------
     Weighted average shares outstanding - basic     24,066,406   23,857,103
     Additional shares from stock options               546,882      613,532
                                                     ----------   ----------
     Weighted average shares outstanding - diluted   24,613,288   24,470,635
                                                     ==========   ==========

     The weighted average number of common shares outstanding used to calculate earnings per share of common stock and the number of shares outstanding in the accompanying condensed consolidated statements of changes in shareholders' equity reflects the retroactive effect of stock splits and stock dividends, including a 21-for-20 (5%) stock split declared July 18, 2001 for shareholders of record as of July 31, 2001.

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

     SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001, and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Bancorp's adoption of SFAS No. 140 did not have a material effect on its financial position or results of operations.

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations and goodwill. SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. Other intangible assets with a determinable useful life will continue to be amortized over future periods. Goodwill previously recorded by Bancorp will be affected upon adoption of SFAS No. 142 on January 1, 2002. Application of the non-amortization provisions of the statement will eliminate Bancorp's future amortization of goodwill. In addition, during 2002, Bancorp will perform the first of the required impairment tests of goodwill. Management has not yet determined what the effect of these impairment tests will be on its financial position or results of operations.

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

Overview

     Centennial Bancorp, an Oregon corporation, was organized in 1981 as a bank holding company and has one wholly-owned subsidiary, Centennial Bank ("Bank"). Effective May 31, 2001, Centennial Mortgage Co., a wholly-owned subsidiary at that date, was merged into the Bank. Bancorp primarily serves the Portland, Oregon and Eugene, Oregon markets. Unless the context clearly suggests otherwise, references to "Bancorp" include Centennial Bancorp and the Bank.

     At June 30, 2001, Centennial Bank operated 15 full-service and six limited-service branches, including eight full-service and six limited-service branches in the Portland area, four full-service branches in Eugene, and one full-service branch each in Springfield, Salem and Cottage Grove, Oregon.

     At June 30, 2001, the Bank also operated seven commercial banking centers located in full-service branches, including five in the Portland area, one in Eugene and one in Salem, Oregon. In addition, the Bank also operated five mortgage offices, including two in the Portland area, two in Eugene and one in Salem.

     Bancorp reported net income of $6.8 million, or $.28 per common share (basic), for the six months ended June 30, 2001. This represented a 2.8% increase in net income as compared to $6.6 million, or $.28 per common share (basic), for the six months ended June 30, 2000. Net income of $3.2 million, or $.13 per common share, for the quarter ended June 30, 2001 represented a 6.2% decrease in net income as compared to $3.4 million, or $.14 per common share, for the quarter ended June 30, 2000. The increased earnings during the six months ended June 30, 2001 primarily reflect a higher level of non-interest income. At June 30, 2001, Bancorp recognized a 3.9% increase in total assets and a 10.6% increase in interest-earning assets as compared to June 30, 2000.

     On July 18, 2001, Bancorp declared a quarterly cash dividend of $0.03 per share, payable on August 15, 2001 to shareholders of record on July 31, 2001. In addition, a 21-for-20 (5%) stock split was declared July 18, 2001 for shareholders of record as of July 31, 2001. The weighted average number of common shares outstanding used to calculate earnings per share of common stock and the number of shares outstanding in the accompanying condensed consolidated statements of changes in shareholders' equity reflects the retroactive effect of the stock split.

Material Changes In Financial Condition

     Material changes in financial condition for the six months ended June 30, 2001 included increased cash and cash equivalents and securities available-for sale, reduced loan totals, increased deposits, a substantial reduction in short-term borrowings and continued earnings-driven equity growth.

     At June 30, 2001, total assets of $853.5 million represented a 0.1% increase from the $853.0 million total at December 31, 2000. Loans and loans held for sale of $657.2 million at June 30, 2001 decreased $47.4 million, or 6.7%, as compared to $704.6 million at December 31, 2000, mainly due to slowing commercial loan activity, and the permanent placement and participation sales of commercial real estate loans.

     Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, increased $28.2 million to $71.2 million at June 30, 2001 as compared to $43.0 million at December 31, 2000. The increase was primarily in federal funds sold, and resulted from cash flows made available by a reduction in loans and an increase in deposits. In addition, cash and due from banks can fluctuate significantly on a daily basis due to normal loan and deposit activity, funds transfers and inter-bank clearing of cash items. Federal funds sold represent excess funds, which are sold overnight to other financial institutions, and their levels can also fluctuate significantly on a daily basis.

     Securities available-for-sale increased $18.2 million, or 30.1%, to $78.5 million at June 30, 2001 as compared to December 31, 2000. The increase was again substantially due to the investment of available funds from the reduction in loans and the increase in deposits.

     Total deposits increased $45.5 million, or 6.5%, to $742.0 million at June 30, 2001 as compared to December 31, 2000. The increase was centered in savings accounts and demand deposits. Savings deposit totals increased primarily due to the balance fluctuations typical of certain escrow accounts, while continued marketing efforts appeared responsible for most of the growth in demand deposits.

     For the six-month period, increased deposits and lower loan levels not only contributed to the increased federal funds sold and securities available-for-sale balances discussed previously, but also allowed a $51.6 million decrease in short-term borrowings to $8.0 million at June 30, 2001 as compared to $59.6 million at December 31, 2000.

     Remaining asset and liability category changes during the first six months of 2001 were comparatively modest.

     June 30, 2001 shareholders' equity was $97.5 million, a $7.4 million increase over December 31, 2000. The increase resulted from continued strong earnings, unrealized gains on available-for-sale securities and the exercise of stock options.

Material Changes In Results Of Operations

     As a result of substantial loan growth in the first quarter of 2001, as compared to the first quarter of 2000, total interest income increased $1.0 million (or 2.8%) for the six months ended June 20, 2001 as compared to the same period in 2000. However, because of slowing loan activity, and the permanent placement and participation sales of commercial real estate loans, total interest income for the quarter ended June 30, 2001 decreased $1.1 million (or 5.4%) as compared to the same period in 2000.

     Total interest expense increased $1.6 million (or 11.9%) for the six months ended June 30, 2001 as compared to the same period in 2000, and decreased $189,000 (or 2.7%) for the quarter ended June 30, 2001 as compared to the same period in 2000. The increase during the six-month period was due to the growth of interest-bearing deposits and the higher rates paid on those deposits; the decrease in the three-month period was due to the reduction of short-term borrowings and the repricing of certain interest-bearing deposit accounts as they matured.

     The increase in interest expense, partially offset by the increase in interest earned, caused Bancorp's net interest income to decrease by $511,000 (or 2.1%) for the six-month period ended June 30, 2001, over the comparable period in 2000, and to decrease $869,000 (or 6.8%) for the quarter ended June 30, 2001, compared to the quarter ended June 30, 2000.

     For the six- and three-month periods ended June 30, 2001, Bancorp charged loan loss provisions of $1.9 million and $975,000, respectively, as compared to $1.5 million and $750,000 for the same periods in 2000.

Although loan totals decreased during the six-month period ended June 30, 2001, the loss provision for the six months was consistent with the increase in the specific valuation allowance related to impaired loans.

     At June 30, 2001, Bancorp's allowance for loan losses was $10.2 million, as compared to $9.2 million and $7.5 million at December 31, 2000 and June 30, 2000, respectively. Management believes that the allowance is adequate for potential loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Bancorp. In response to a slowing economy and a corresponding increase in impaired loans, Bancorp management has been increasing the allowance for loan losses. Loans are actively managed to minimize loss potential, and current expectations are that actual charge-offs will not have a material adverse effect on Bancorp's financial condition or results of operations. The allowance is based on estimates, and actual losses may vary from those currently estimated.

     Noninterest income increased $1.2 million (or 71.1%) for the six months and $692,000 (or 80.7%) for the quarter ended June 30, 2001 as compared to the same 2000 periods. The increase was due to several factors, including the increasing service charge income produced by Bancorp's growing deposit base, the business development and additional fee income generated by Bancorp's new Merchant Banking Group, higher gains on sales of loans as the volume of new loans increased with falling rates, and gains realized on sales of investment securities.

     As a result of continuing emphasis on expense control, noninterest expense for the six-month period ended June 30, 2001 was consistent with the comparable period in 2000. For the quarter ended June 30, 2001, noninterest expense decreased by $137,000 as compared to the quarter ended June 30, 2000.

     The provision for income taxes increased $101,000 and decreased $57,000, for the six months and the quarter ended June 30, 2001, respectively, compared to the comparable periods ended June 30, 2000. The fluctuations were commensurate with changes in Bancorp's pre-tax income.

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

     Bancorp did not experience a material change in market risk at June 30, 2001 as compared to December 31, 2000, as the overall portfolio remained asset sensitive, which will generally enhance earnings when interest rates rise but erodes earnings when interest rates fall. The investment securities purchase and sale activity during the past six months was primarily intended to reposition the investment portfolio as a part of management's plan to reduce Bancorp's overall interest rate sensitivity.

Liquidity And Capital Resources

     The Bank has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank's needs and financial environment. Currently, the Bank's main sources of liquidity are customer deposits, short-term borrowings, loan repayments, sales of loans, sales and repayments of investment securities, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not.

     The Bank maintains, on an unsecured basis, federal funds lines with correspondent banks as a back-up source of temporary liquidity. At June 30, 2001, the Bank had federal funds lines totaling $49.0 million, which was unused. The Bank also maintains a cash management advance line of credit with the Federal Home Loan Bank of

Seattle, which allows temporary borrowings for liquidity. At June 30, 2001, the line was unused and had a borrowing limit of $45.3 million. In addition, the Bank has a secured line of credit at the Federal Reserve Bank discount window, which, as June 30, 2001, was unused and had a borrowing limit of $35.0 million.

     Bancorp's Tier 1 capital ratio and total risk-based capital ratio under the Federal Reserve Board's ("FRB") risk-based capital guidelines, and Bancorp's capital-to-assets ratio under leverage ratio guidelines, were as follows.

                                               June 30,      Minimum
                                                 2001       Guidelines
                                             -------------  ----------
        Tier 1 capital ratio                    11.53%          4%
        Total risk-based capital ratio          12.79%          8%
        Capital-to-assets ratio                 10.62%          3%

     In January 2000, Bancorp's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5% of outstanding shares over a two-year period. During 2000, Bancorp repurchased 62,700 shares of common stock at a cost of approximately $490,000. No shares were repurchased during the first six months of 2001.

     On July 18, 2001, Bancorp declared a quarterly cash dividend of $0.03 per share, payable on August 15, 2001 to shareholders of record on July 31, 2001. In addition, a 21-for-20 (5%) stock split was declared July 18, 2001 for shareholders of record as of July 31, 2001.

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     Centennial Bancorp held its annual meeting of shareholders on May 2, 2001. At the meeting, Dan Giustina, Cordy H. Jensen, Robert L. Newburn, Brian B. Obie, Richard C. Williams and Ted R. Winnowski were reelected to the Board of Directors for one-year terms. Voting on the election of directors was as follows:

                                          Votes For       Votes Withheld
                                          ----------      --------------
    Dan Giustina                          20,300,770          100,066
    Cordy H. Jensen                       20,294,629          106,207
    Robert L. Newburn                     20,296,231          104,605
    Brian B. Obie                         20,205,462          195,374
    Richard C. Williams                   20,256,799          144,037
    Ted R. Winnowski                      19,776,608          624,228

Item 6.  Exhibits and Reports on Form 8-K

(a)     Exhibits

        10.21* Form of Severance Agreement dated as of May 15, 2001 between certain executive officers of Centennial Bancorp

(b)     Reports on Form 8-K

        None

* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CENTENNIAL BANCORP



Dated:  August 10, 2001               /s/ Ted R. Winnowski
                                      -------------------------------------
                                      Ted R. Winnowski
                                      President & Chief Executive Officer



Dated:  August 10, 2001               /s/ Neal T. McLaughlin
                                      -------------------------------------
                                      Neal T. McLaughlin
                                      Executive Vice President & Chief
                                      Financial Officer