Form 10-Q
period 2001-09-30
CENTENNIAL BANCORP
filed 2001-11-13
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

(Mark One)

|X| Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the quarterly period ended September 30, 2001

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 23,739,743 shares as of October 31, 2001.

                               CENTENNIAL BANCORP
                                    FORM 10-Q
                               SEPTEMBER 30, 2001

                                      INDEX

PART I - FINANCIAL INFORMATION                                            Page
                                                                          ----

Condensed Consolidated Balance Sheets as of September 30, 2001
     and December 31, 2000                                                   3

Condensed Consolidated Statements of Income for the nine months and
     the quarter ended September 30, 2001 and 2000                           4

Condensed Consolidated Statements of Changes in Shareholders' Equity for
     the nine months ended September 30, 2001 and the year ended
     December 31, 2000                                                       5

Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2001 and 2000                                       6

Notes to Condensed Consolidated Financial Statements                         7

Management's Discussion and Analysis of Financial Condition and
Results of Operations:
         Overview                                                           11
         Material Changes in Financial Condition                            11
         Material Changes in Results of Operations                          12
         Market Risk                                                        13
         Liquidity and Capital Resources                                    13

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                   15

Signatures                                                                  16

                               CENTENNIAL BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                            September 30,    December 31,
                                                                 2001            2000
                                                            -------------   -------------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                 $  43,706,283   $  39,498,282
    Federal funds sold                                         19,100,000       3,465,000
                                                            -------------   -------------
       Total cash and cash equivalents                         62,806,283      42,963,282

Securities available-for-sale                                  74,372,057      60,362,569
Mortgage loans held for sale                                    7,260,412      10,890,003
Loans, net                                                    648,963,048     693,729,855
Federal Home Loan Bank Stock                                    6,135,900       5,832,800
Premises and equipment, net                                    15,633,768      15,367,393
Goodwill, net                                                   7,629,557       8,145,878
Other assets                                                   15,181,955      15,683,182
                                                            -------------   -------------
                                                            $ 837,982,980   $ 852,974,962
                                                            =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits:
       Noninterest-bearing demand deposits                  $ 164,758,567   $ 130,898,788
       Interest-bearing demand accounts                       268,744,654     244,647,939
       Savings accounts                                        70,186,033      53,878,931
       Time certificates                                      221,786,322     267,068,684
                                                            -------------   -------------
          Total deposits                                      725,475,576     696,494,342

    Short-term borrowings                                      10,284,571      59,634,083
    Accrued interest and other liabilities                      4,210,071       6,663,542
                                                            -------------   -------------
          Total liabilities                                   739,970,218     762,791,967

Shareholders' equity:
    Common stock, 23,876,831 and 24,039,459 issued and
       outstanding at September 30, 2001 and December 31,
       2000, respectively                                      28,749,092      30,535,794
    Retained earnings                                          68,704,583      59,826,586
    Accumulated other comprehensive income (loss)                 559,087        (179,385)
                                                            -------------   -------------
          Total shareholders' equity                           98,012,762      90,182,995
                                                            -------------   -------------
                                                            $ 837,982,980   $ 852,974,962
                                                            =============   =============

See accompanying notes.

                               CENTENNIAL BANCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three months ended                  Nine months ended
                                                             September 30,                       September 30,
                                                   -------------------------------    -------------------------------
                                                        2001              2000             2001             2000
                                                   -------------     -------------    -------------    --------------
INTEREST INCOME
   Interest and fees on loans                      $  16,193,546     $  19,596,916    $  52,500,313    $   55,199,160
   Interest on investment securities                   1,143,340           922,697        3,092,746         2,796,800
   Other interest income                                 351,234            18,620          630,076            35,524
                                                   -------------     -------------    -------------    --------------
     Total interest income                            17,688,120        20,538,233       56,223,135        58,031,484
INTEREST EXPENSE
   Interest on deposits                                5,192,301         6,808,747       18,772,687        17,415,109
   Interest on short-term borrowings                     125,188           969,830        1,111,466         3,377,585
                                                   -------------     -------------    -------------    --------------
     Total interest expense                            5,317,489         7,778,577       19,884,153        20,792,694
                                                   -------------     -------------    -------------    --------------
NET INTEREST INCOME                                   12,370,631        12,759,656       36,338,982        37,238,790
   Loan loss provision                                 1,050,000         1,050,000        2,975,000         2,550,000
                                                   -------------     -------------    -------------    --------------
     Net interest income after loan loss provision    11,320,631        11,709,656       33,363,982        34,688,790

NONINTEREST INCOME
   Service charges                                       452,980           376,190        1,372,639         1,121,987
   Other                                                 351,254           309,404        1,264,436           891,178
   Net gains on sales of mortgage loans                  313,234           172,300          955,253           567,529
   Net gains on sales of securities                      290,747                --          764,284                --
                                                   -------------     -------------    -------------    --------------
     Total noninterest income                          1,408,215           857,894        4,356,612         2,580,694
NONINTEREST EXPENSE
   Salaries and employee benefits                      4,073,850         4,074,248       12,582,687        12,702,360
   Premises and equipment                              1,120,246         1,017,852        3,174,629         3,009,620
   Legal and professional                                483,906           201,402        1,123,172           538,002
   Business development                                  133,372           258,265          541,091           741,226
   Data Processing                                       205,930           154,870          629,782           551,771
   Amortization of goodwill                              172,107           172,107          516,321           516,321
   Other                                                 861,563           639,135        2,494,289         2,469,874
                                                   -------------     -------------    -------------    --------------
     Total noninterest expense                         7,050,974         6,517,879       21,061,971        20,529,174
                                                   -------------     -------------    -------------    --------------
Income before income taxes                             5,677,872         6,049,671       16,658,623        16,740,310
Provision for income taxes                             2,216,382         2,305,960        6,373,014         6,361,320
                                                   -------------     -------------    -------------    --------------

NET INCOME                                         $   3,461,490     $   3,743,711    $  10,285,609    $   10,378,990
                                                   =============     =============    =============    ==============

Earnings per share of common stock:
   Basic                                           $        0.14     $        0.16    $        0.43    $         0.43
   Diluted                                         $        0.14     $        0.15    $        0.42    $         0.42

Weighted average shares outstanding:
   Basic                                              24,049,347        23,952,272       24,060,657        23,889,057
   Diluted                                            24,570,757        24,441,533       24,598,955        24,460,864

See accompanying notes.

                               CENTENNIAL BANCORP
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                         Accumulated
                                                                                                            Other          Total
                                                  Comprehensive                Common       Retained    Comprehensive  Shareholders'
                                                      Income      Shares        Stock       Earnings    Income/(Loss)     Equity
                                                  ------------- ----------  ------------  ------------  -------------  -------------
BALANCE, December 31, 1999                                      23,825,554  $ 30,390,824  $ 45,624,007  $  (1,686,070) $ 74,328,761

Comprehensive Income:
  Net Income                                      $ 14,202,579                              14,202,579                   14,202,579
  Other comprehensive income, net of tax:
    Unrealized gain on available-for-sale
    securities                                       1,672,856                                             1,672,856      1,672,856
    Reclassification adjustment for net gains
    on sale of securities included in net income      (166,171)                                             (166,171)      (166,171)
                                                  ------------
Comprehensive Income                              $ 15,709,264
                                                  ============
Repurchases of common stock                                        (62,700)     (490,329)                                  (490,329)
Stock options exercised                                            276,605       495,496                                    495,496
Tax benefit from stock options exercised                                         139,803                                    139,803
                                                               -----------  ------------  ------------  ------------   ------------
BALANCE, December 31, 2000                                     24,039,4509    30,535,794    59,826,586      (179,385)    90,182,995
                                                               -----------  ------------  ------------  ------------   ------------
Comprehensive Income:
  Net Income                                      $ 10,285,609                              10,285,609                   10,285,609
  Other comprehensive income, net of tax:
    Unrealized gain on available-for-sale
    securities                                       1,210,368                                             1,210,368      1,210,368
    Reclassification adjustment for net gains
    on sales of securities included in net income     (471,896)                                             (471,896)      (471,896)
                                                  ------------
Comprehensive Income                              $ 11,024,081
                                                  ============
Repurchases of common stock                                       (272,400)   (2,103,596)                                (2,103,596)
Cash dividends declared ($.06 per share)                                                    (1,407,612)                  (1,407,612)
Stock options exercised                                            109,772       215,388                                    215,388
Tax benefit from stock options exercised                                         101,506                                    101,506
                                                                ----------  ------------  ------------  ------------   ------------
BALANCE, September 30, 2001                                     23,876,831  $ 28,749,092  $ 68,704,583  $    559,087   $ 98,012,762
                                                                ==========  ============  ============  ============   ============

See accompanying notes.

                               CENTENNIAL BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                          ------------------------------------
                                                                                2001                 2000
                                                                          ---------------       --------------
Net cash provided by operating activities                                 $   14,325,165        $   13,793,384

Cash flows from investing activities:
    Net decrease (increase) in loans                                          41,791,807          (101,523,881)
    Investment securities available-for-sale:
       Purchases                                                            (109,756,951)             (500,000)
       Maturities/calls/principal reductions                                  19,574,937             2,332,466
       Sales                                                                  78,118,979                    --
    Purchases of premises and equipment                                       (1,266,304)             (982,389)
                                                                          --------------        --------------
       Net cash provided by (used in) investing activities                    28,462,468          (100,673,804)

Cash flows from financing activities:
    Net increase in deposits                                                  28,981,234           112,567,038
    Net decrease in short-term borrowings                                    (49,349,512)          (19,541,684)
    Proceeds from issuance of common stock                                       215,388               454,337
    Payment of cash dividends                                                   (688,146)                   --
    Repurchases of common stock                                               (2,103,596)             (490,329)
                                                                          --------------        --------------
       Net cash provided by (used in) financing activities                   (22,944,632)           92,989,362
                                                                          --------------        --------------

Net increase in cash and cash equivalents                                     19,843,001             6,108,942

Cash and cash equivalents at beginning of period                              42,963,282            29,934,856
                                                                          --------------        --------------
Cash and cash equivalents at end of period                                $   62,806,283        $   36,043,798
                                                                          ==============        ==============

See accompanying notes.

                               CENTENNIAL BANCORP
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

1.    Basis of Presentation

      The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company ("Bancorp"), and its wholly owned subsidiary, Centennial Bank ("Bank"). Effective May 31, 2001, Centennial Mortgage Co., a wholly owned subsidiary of Bancorp at that date, was merged into the Bank.

      All significant intercompany balances and transactions have been eliminated in consolidation.

      The interim condensed consolidated financial statements are prepared by Bancorp without audit and in conformity with accounting principles generally accepted in the United States for interim financial statements. Accordingly, certain financial information and footnotes have been condensed or omitted. In management's opinion, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented.

      These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 2000 Annual Report to Shareholders.

      Certain amounts for 2000 have been reclassified to conform to the 2001 presentation.

2.    Securities Available-for-Sale

      Securities available-for-sale consisted of the following at September 30, 2001 and December 31, 2000:

                                                             Gross           Gross           Estimated
                                                          Unrealized      Unrealized           Fair
                                      Amortized Cost         Gains          Losses             Value
                                     ---------------      -----------     -----------      ------------
September 30, 2001:

U.S. Government agencies             $   28,279,781       $   434,250      $      --      $  28,714,031
Obligations of states and
   political subdivisions                20,273,383           230,284         82,314         20,421,353
Corporate bonds                           5,097,162           106,320             --          5,203,482
Mortgage-backed securities               19,194,504           211,930             --         19,406,434
Equity securities                           513,260           113,497             --            626,757
                                     --------------       -----------      ---------      -------------
Total                                $   73,358,090       $ 1,096,281      $  82,314      $  74,372,057
                                     ==============       ===========      =========      =============

                               CENTENNIAL BANCORP
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

2.    Securities Available-for-Sale - (continued)

                                                                       Gross            Gross           Estimated
                                                     Amortized       Unrealized      Unrealized           Fair
                                                       Cost             Gains          Losses             Value
                                                   -------------     -----------     -----------     -------------
          December 31, 2000:

          U.S. Treasury securities                 $     499,783      $       --     $      173      $     499,610
          U.S. Government agencies                    38,157,018           1,709        343,069         37,815,658
          Obligations of states and political
          subdivisions                                16,216,658         168,118        125,476         16,259,300
          Corporate bonds                              2,061,947              --         29,478          2,032,469
          Mortgage-backed securities                   3,202,684              --          3,402          3,199,282
          Equity securities                              513,261          46,189          3,200            556,250
                                                   -------------      ----------     ----------      -------------
          Total                                    $  60,651,351      $  216,016     $  504,798      $  60,362,569
                                                   =============      ==========     ==========      =============

3.    Loans and Allowance for Loan Losses

      The composition of the loan portfolio at September 30, 2001 and December 31, 2000 was as follows:

                                         September 30,          December 31,
                                             2001                   2000
                                        --------------         -------------
         Commercial                     $  262,135,986         $ 273,866,755
         Real estate - construction        222,687,591           261,726,951
         Real estate - mortgage            158,150,613           147,737,507
         Installment                        10,680,019             9,379,311
         Lease financing                     4,150,549             4,606,838
         Other                               1,669,558             5,562,841
                                        --------------         -------------
                                           659,474,316           702,880,203
         Allowance for loan losses         (10,511,268)           (9,150,348)
                                        --------------         -------------
                                        $  648,963,048         $ 693,729,855
                                        ==============         =============

      Transactions in the allowance for loan losses were as follows for the nine months ended September 30, 2001 and 2000:

                                                2001                  2000
                                            ------------          ------------
         Balance at beginning of period     $  9,150,348          $  6,164,507
         Provision charged to operations       2,975,000             2,550,000
         Recoveries                               54,739                31,705
         Loans charged off                    (1,668,819)             (287,374)
                                            ------------          ------------
         Balance at end of period           $ 10,511,268          $  8,458,838
                                            ============          ============

      At September 30, 2001 and December 31, 2000, Bancorp had approximately $25,846,000 and $15,367,000, respectively, in impaired loans. The specific valuation allowance related to these loans was approximately $4,075,000 and $2,253,000 at September 30, 2001 and December 31, 2000, respectively.

                               CENTENNIAL BANCORP
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

3.    Loans and Allowance for Loan Losses - (continued)

      It is Bancorp's policy to place loans on nonaccrual status when repayment of principal and interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 2001 and December 31, 2000 were approximately $6,327,000 and $7,268,000, respectively.

      Loans past due 90 days or more on which Bancorp continued to accrue interest totaled approximately $2,683,000 at September 30, 2001, and approximately $529,000 at December 31, 2000. Bancorp had no restructured loans at September 30, 2001 or December 31, 2000.

4.    Short-Term Borrowings

Short-term borrowings at September 30, 2001 and December 31, 2000 consisted of the following:

                                                               September 30,          December 31,
                                                                    2001                  2000
                                                               -------------         -------------
         FHLB cash management advance program                  $          --         $  22,600,000
         FHLB borrowings under promissory notes                    4,400,000            23,900,000
         Securities sold under agreement to repurchase             5,884,571             4,134,083
         Federal funds purchased                                          --             9,000,000
                                                               -------------         -------------
                                                               $  10,284,571         $  59,634,083
                                                               =============         =============

5.    Earnings per Share of Common Stock

      A reconciliation of the weighted average shares used to compute basic and diluted earnings per share of common stock is as follows for the three months and nine months ended September 30, 2001 and 2000:

                                                                                 Three Months Ended September 30,
                                                                               -----------------------------------
                                                                                   2001                   2000
                                                                               -------------         -------------
         Weighted average shares outstanding - basic                              24,049,347            23,952,272
         Additional shares from stock options                                        521,410               489,261
                                                                               -------------         -------------
         Weighted average shares outstanding - diluted                            24,570,757            24,441,533
                                                                               =============         =============

                                                                                  Nine Months Ended September 30,
                                                                               -----------------------------------
                                                                                   2001                   2000
                                                                               -------------         -------------
         Weighted average shares outstanding - basic                              24,060,657            23,889,057
         Additional shares from stock options                                        538,298               571,807
                                                                               -------------         -------------
         Weighted average shares outstanding - diluted                            24,598,955            24,460,864
                                                                               =============         =============

      The weighted average number of common shares outstanding used to calculate earnings per share of common stock and the number of shares outstanding in the accompanying condensed consolidated financial statements reflect the retroactive effect of stock splits and stock dividends.

                               CENTENNIAL BANCORP
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

6.    Commitments and Contingencies

      From time to time, the Company is involved in various claims and legal actions in the normal course of business. The Company maintains insurance coverage against potential claims in amounts that it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on the Company's business, financial condition, results of operations or cash flows.

7.    Adoption of New Accounting Standards

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

      In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These statements make significant changes to the accounting for business combinations and goodwill. SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. SFAS No. 142 also requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. Goodwill previously recorded by Bancorp will be affected upon adoption of SFAS No. 142 on January 1, 2002. Application of the non-amortization provisions of the statement will eliminate Bancorp's future amortization of goodwill. In addition, during 2002, Bancorp will perform the first of the required impairment tests of goodwill. Management has not yet determined what the effect of these impairment tests will be on its financial position or results of operations.

      In August 2001, the FASB issued SFAS No. 143 "Accounting for Asset Retirement Obligations". This statement addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. The statement is effective for fiscal years beginning after June 15, 2002. The Company does not expect that adoption of SFAS No. 143 will have a material effect on the Company's financial position or results of operations.

      In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", and provides guidance on classification and accounting for such assets when held for sale or abandonment. The statement is effective for fiscal years beginning after December 15, 2001. The Company does not expect that adoption of SFAS No. 144 will have a material effect on the Company's financial position or results operations.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words "anticipate," "believe," "intend," "expect" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) general economic conditions, either nationally or regionally, that could result in increased loan losses; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) potential delays or other problems in implementing Bancorp's growth and expansion strategy; (6) changes in legal and regulatory requirements; and (7) changes in technology, as well as other factors described in this and other Bancorp reports and statements, including, but not limited to, Exhibit 99.1 to Bancorp's Form 10-K for the year ended December 31, 2000, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Bancorp does not intend to update its forward-looking statements.

OVERVIEW

      Centennial Bancorp, an Oregon corporation, was organized in 1981 as a bank holding company and has one wholly owned subsidiary, Centennial Bank ("Bank"). Effective May 31, 2001, Centennial Mortgage Co., a wholly owned subsidiary of Centennial Bancorp at that date, was merged into the Bank. Unless the context clearly suggests otherwise, references in this Quarterly Report to "Bancorp" include Centennial Bancorp and the Bank. Bancorp primarily serves the Portland, Oregon and Eugene, Oregon metropolitan markets.

      At September 30, 2001, the Bank operated 15 full-service and seven limited-service branches, including eight full-service and seven limited-service branches in the Portland area, four full-service branches in Eugene, and one full-service branch each in Springfield, Salem and Cottage Grove, Oregon.

      At September 30, 2001, the Bank also operated seven commercial banking centers located in full-service branches, including five in the Portland area, one in Eugene and one in Salem. In addition, the Bank also operated five mortgage offices, including two in the Portland area, two in Eugene, and one in Salem.

      Bancorp reported net income of $10.3 million, or $.43 per share (basic), for the nine months ended September 30, 2001. This represented a .9% decrease in net income as compared to $10.4 million, or $.43 per share, for the nine months ended September 30, 2000. Net income of $3.5 million, or $.14 per share (basic), for the quarter ended September 30, 2001 represented a 7.5% decrease in net income as compared to $3.7 million, or $.16 per share, for the quarter ended September 30, 2000. The decreased earnings during the nine months and the quarter ended September 30, 2001 primarily reflect the sustained slowdown in the growth of Bancorp's loan portfolio and the related decrease in net interest income. At September 30, 2001, Bancorp recognized a .7% increase in total assets and a .2% decrease in interest-earning assets as compared to September 30, 2000.

      On July 18, 2001, Bancorp declared a quarterly cash dividend of $0.03 per share, and a 21-for-20 (5%) stock split, both of which were paid on August 15, 2001 to shareholders of record on July 31, 2001. In addition, on September 19, 2001, Bancorp declared a cash dividend of $0.03 per share, payable on November 1, 2001 to shareholders of record on October 15, 2001. The weighted average number of common shares outstanding used to calculate earnings per share of common stock and the number of shares outstanding in the accompanying condensed consolidated financial statements reflects the retroactive effect of the stock split.

MATERIAL CHANGES IN FINANCIAL CONDITION

      Material changes in financial condition for the nine months ended September 30, 2001 included increased cash and cash equivalents and securities available-for-sale, reduced loan totals, increased deposits, a substantial reduction in short-term borrowings and continued earnings-driven equity growth.

      At September 30, 2001, total assets of $838.0 million represented a 1.8% decrease from the $853.0 million total at December 31, 2000. Loans and loans held for sale of $656.2 million at September 30, 2001 decreased $48.4 million, or 6.9%, as compared to $704.6 million at December 31, 2000, mainly due to slowing real estate construction activity, and the permanent placement and participation sales of commercial real estate loans.

      Cash and cash equivalents, comprised of cash and due from banks and federal funds sold, increased $19.8 million to $62.8 million at September 30, 2001 as compared to $43.0 million at December 31, 2000. The increase was primarily in federal funds sold, and resulted from cash flows made available by a reduction in loans and an increase in deposits. In addition, cash and due from banks can fluctuate significantly on a daily basis due to normal loan and deposit activity, funds transfers and inter-bank clearing of cash items. Federal funds sold represents excess funds, which are sold overnight to other financial institutions, and those amounts can also fluctuate significantly on a daily basis.

      Securities available-for-sale increased $14.0 million, or 23.2%, to $74.4 million at September 30, 2001 as compared to $60.4 million at December 31, 2000. The increase was again substantially due to the investment of available funds from the reduction in loans and the increase in deposits.

      Total deposits increased $29.0 million, or 4.2%, to $725.5 million at September 30, 2001 as compared to $696.5 million at December 31, 2000. The increase was centered in savings accounts and demand deposits. Savings deposit totals increased primarily due to the balance fluctuations typical of certain escrow accounts, while continued marketing efforts appeared responsible for most of the growth in demand deposits.

      For the nine-month period, increased deposits and lower loan totals not only contributed to the increased federal funds sold and securities available-for-sale balances discussed previously, but also allowed a $49.3 million decrease in short-term borrowings to $10.3 million at September 30, 2001 as compared to $59.6 million at December 31, 2000.

      Remaining asset and liability category changes during the nine-month period were comparatively modest.

      Shareholders' equity at September 30, 2001 was $98.0 million, a $7.8 million increase over shareholders' equity of $90.2 at December 31, 2000. The increase, resulting from continued strong earnings, unrealized gains on available-for-sale securities, and the exercise of stock options, was offset in part by stock repurchase activity and the declaration of cash dividends.

MATERIAL CHANGES IN RESULTS OF OPERATIONS

      Total interest income decreased $1.8 million (or 3.1%) for the nine months and $2.9 million (or 13.9%) for the quarter ended September 30, 2001 as compared to the same periods in 2000. These decreases were mainly due to reduced yields earned on earning assets, which was compounded by slowing loan activity, and the permanent placement and participation sales of commercial real estate loans.

      Total interest expense decreased $0.9 million (or 4.4%) for the nine months and $2.5 million (or 31.6%) for the quarter ended September 30, 2001 as compared to the same periods in 2000. These decreases were mainly due to the reduction of short-term borrowings and the repricing of certain interest-bearing deposit accounts as they matured.

      The decreases in interest earned, partially offset by the decreases in interest paid, caused Bancorp's net interest income to decrease by $0.9 million (or 2.4%) for the nine-month period, and $0.4 million (or 3.0%) for the third quarter of 2001, over the comparable periods in 2000.

      For the nine- and three-month periods ended September 30, 2001, Bancorp charged loan loss provisions of $3.0 million and $1.1 million, respectively, as compared to $2.6 million and $1.1 million for the same periods in 2000. Although loan totals decreased during the nine-month period ended September 30, 2001, the loss provision for the nine months was consistent with the increase in the specific valuation allowance related to impaired loans.

      At September 30, 2001, Bancorp's allowance for loan losses was $10.5 million, as compared to $9.2 million and $8.5 million at December 31, 2000 and September 30, 2000, respectively. Management believes that the allowance is adequate for estimated loan losses, based on management's assessment of various factors, including present delinquent and non-performing loans, past history of industry loan loss experience, and present economic trends impacting the areas and customers served by Bancorp. In response to a slowing economy and a corresponding increase in impaired loans, Bancorp management has been increasing the allowance for loan losses. Loans are actively managed to minimize loss potential, and current expectations are that actual charge-offs will not have a material adverse effect on Bancorp's financial condition or results of operations. The allowance is based on estimates, and actual losses may vary from those currently estimated.

      Noninterest income increased $1.8 million (or 68.8%) for the nine months ended September 30, 2001 and increased $0.6 million (or 64.1%) for the quarter ended September 30, 2001 as compared to the same 2000 periods. The increase was due to several factors, including the increasing service charge income produced by Bancorp's growing deposit base, the business development and additional fee income generated by Bancorp's new Merchant Banking Group, higher gains on sales of mortgage loans as the volume of new loans increased with falling rates, and gains realized on sales of investment securities.

      Noninterest expense increased $0.5 million (or 2.6%) for the nine months and $0.5 million (or 8.2%) for the quarter ended September 30, 2001 as compared to the same 2000 periods. The increases were centered in legal and professional fees, as a result of increased service charges by title companies.

      The provision for income taxes for the nine months ended September 30, 2001 was consistent with the comparable period in 2000. For the quarter ended September 30, 2001, the provision for income taxes decreased $0.1 million (or 3.9%), commensurate with Bancorp's decreased pre-tax income.

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

      Bancorp did not experience a material change in market risk at September 30, 2001 as compared to December 31, 2000, as the overall portfolio remained asset sensitive, which will generally enhance earnings when interest rates rise but erodes earnings when interest rates fall. The investment securities purchase and sale activity during the past nine months was primarily intended to reposition the investment portfolio as a part of management's plan to reduce Bancorp's overall interest rate sensitivity.

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

      The Bank maintains, on an unsecured basis, federal funds lines with correspondent banks as a back-up source of temporary liquidity. At September 30, 2001, the Bank had federal funds lines totaling $49.0 million with no borrowings outstanding. The Bank also maintains a cash management advance line of credit with the Federal Home Loan Bank of Seattle which allows temporary borrowings for liquidity. At September 30, 2001, the line was unused and had a borrowing limit of $44.0 million. In addition, the Bank has a secured line of credit at the Federal Reserve Bank discount window, which, as of September 30, 2001, was unused and had a borrowing limit of $29.1 million.

      Bancorp's Tier 1 capital ratio and total risk-based capital ratio under the Federal Reserve Board's ("FRB") risk-based capital guidelines, and Bancorp's capital-to-assets ratio under leverage ratio guidelines, were as follows.

                                       September 30,          Minimum
                                           2001             Guidelines
                                       -------------        -----------

      Tier 1 capital ratio                 11.22%                4%
      Total risk-based capital ratio       12.47%                8%
      Capital-to-assets ratio              10.47%                3%

      In January 2000, Bancorp's Board of Directors approved a stock repurchase program authorizing the repurchase of up to 5% of outstanding shares over a two-year period. During 2000, a total of 62,700 shares were purchased at a cost of approximately $0.5 million. During the first nine months of 2001, a total of 272,400 shares were purchased at a cost of approximately $2.1 million.

      On July 18, 2001, Bancorp declared a cash dividend of $0.03 per share, payable on August 15, 2001 to shareholders of record on July 31, 2001, and a 21-for-20 (5%) stock split for shareholders of record as of July 31, 2001. On September 19, 2001, Bancorp declared an additional cash dividend of $0.03 per share, payable on November 1, 2001 to shareholders of record on October 15, 2001.

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

                                            CENTENNIAL BANCORP


Dated: November 8, 2001                     /s/ Ted R. Winnowski
                                            ------------------------------------
                                            Ted R. Winnowski
                                            President & Chief Executive Officer


Dated: November 8, 2001                     /s/ Neal T. McLaughlin
                                            ------------------------------------
                                            Neal T. McLaughlin
                                            Executive Vice President &
                                            Chief Financial Officer