Form 10-K405
period 2001-12-31
CENTENNIAL BANCORP
filed 2002-03-19
CIK 702430

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001
or
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
for the transition period from      to

Commission File No. 0-10489

CENTENNIAL BANCORP

(Name of registrant as specified in its charter)

Oregon (State of Incorporation)	93-0792841 (IRS Employer Identification No.)

One S.W. Columbia Street
Portland, Oregon 97258
(Address of principal executive offices)

Registrant’s telephone number: (503) 973-5556

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, without par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. $189,523,038 aggregate market value as of February 22, 2002, based on the price at which the stock was sold.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 24,898,734 shares of Common Stock on February 22, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the issuer’s definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2002.

Centennial Bancorp
Form 10-K
Annual Report

		Page
PART I
Item 1.	DESCRIPTION OF BUSINESS	3
Item 2.	DESCRIPTION OF PROPERTIES	21
Item 3.	LEGAL PROCEEDINGS	21
Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS	21
PART II
Item 5.	MARKET FOR BANCORP’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS	21
Item 6.	SELECTED FINANCIAL DATA	22
Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	23
Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	26
Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	27
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	49
PART III
	(Items 10 through 13 are incorporated by reference from Centennial Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2002)
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF BANCORP	49
Item 11.	EXECUTIVE COMPENSATION	49
Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	49
Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS	49
PART IV
Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K	49
SIGNATURES		50

PART I

This Annual Report contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words “anticipate,” “believe,” “intend,” “expect” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, the following: general economic conditions, either nationally or regionally, that could result in increased loan losses; the ability to attract new deposits and loans; interest rate fluctuations; competitive factors and pricing pressures; potential delays or other problems in implementing Bancorp’s growth and expansion strategy; changes in legal and regulatory requirements; changes in technology; and other factors described in this and other Bancorp reports and statements, including, but not limited to, Exhibit 99.1 to this Form 10-K, which is incorporated herein by reference.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Bancorp does not intend to update these forward-looking statements.

Item 1. DESCRIPTION OF BUSINESS

General

Centennial Bancorp (“Bancorp”), an Oregon corporation, was organized as a bank holding company in 1981.

Bancorp has one wholly owned subsidiary, Centennial Bank (“Centennial”). Effective May 31, 2001, Centennial Mortgage Co., a wholly owned subsidiary of Bancorp at that date, was merged into Centennial. Unless the context clearly suggests otherwise, references in this Annual Report on Form 10-K to “Bancorp” include Centennial Bancorp and its subsidiary.

All share and per-share information has been restated to give retroactive effect to the 5% common stock splits declared in January 2002 and July 2001, the 10% common stock split declared in January 2001, and for various stock splits and stock dividends declared in prior years.

Centennial

Centennial is a full-service commercial bank organized under the Oregon Bank Act. Centennial provides a broad range of depository and lending services to commercial, industrial and agricultural enterprises, financial institutions, governmental entities and individuals. Deposit-taking and lending activities are primarily directed to the communities in which offices are located. Centennial’s primary marketing focus is on small- to medium-sized businesses and on professionals in those communities.

At December 31, 2001, based on total assets, Centennial was the third largest commercial bank headquartered in Oregon. Centennial operates 22 branches: three full-service and seven limited-service branches in Portland, Oregon, including the Mary’s Woods retirement center branch opened in February 2001 and the Cherry Wood Village retirement center branch opened in August 2001; one full-service branch each in the Beaverton, Clackamas and Tigard suburbs of Portland; two full-service branches in Vancouver, Washington; one full-service branch in Salem, Oregon; four full-service branches in Eugene, Oregon; one full-service branch in adjacent Springfield, Oregon; and one full-service branch in Cottage Grove, Oregon. During February 2002, Centennial opened a full-service branch in Gresham, Oregon, also a suburb of Portland.

At December 31, 2001, Centennial also operated six commercial banking centers, with one each in Portland, Eugene, Tigard, Clackamas, Vancouver, and the Beaverton center which opened in February 2001.

Centennial provides personalized, quality financial services to its customers and believes this dedication to service has enabled it to maintain a stable and relatively low-cost retail deposit base, while historically generating a substantial volume of loans. Average deposits increased from $649.0 million in 2000 to $716.3 million in 2001. Average net loans and loans held for sale increased from $664.2 million in 2000 to $670.3 million in 2001.

Deposit accounts at Centennial are insured up to applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”). Centennial is not a member of the Federal Reserve System.

Centennial Mortgage

Effective May 31, 2001, Centennial Mortgage Co., a wholly owned subsidiary of Bancorp at that date, was merged into Centennial. Now operating through the real estate division of Centennial, and doing business as Centennial Mortgage, it began operations in 1987, originating conventional and federally insured residential mortgage loans for sale in the secondary market. Centennial Mortgage originated $225.3 million, $142.0 million and $152.5 million of mortgages in 2001, 2000 and 1999, respectively. Mortgage loans generally are sold without recourse or retention of servicing rights but may be subject to repurchase under certain circumstances. Centennial Mortgage also originates and administers loans for the acquisition, development and construction of commercial and residential real estate.

At December 31, 2001, the real estate division operated four Centennial Mortgage offices, including two in Portland and two in Eugene.

A trend of rising interest rates, which started in 1999 and continued into 2000, reversed in 2001. Changes in interest rates can affect demand for real estate acquisition, development and construction loans, as well as the repayment of those loans from the sale of completed properties. Changing interest rates can also have a significant effect on residential mortgage lending activity.

Net Interest Income

For most financial institutions, including Bancorp, the primary component of earnings is net interest income. Net interest income is the difference between interest income, principally from loans and investment securities portfolios, and interest expense, principally on customer deposits and borrowings. Changes in net interest income relate to changes in “volume,” “spread” and “margin.” Volume refers to the dollar level of interest-earning assets and interest-bearing liabilities. Spread refers to the difference between the yield on interest-earning assets and the cost of interest-bearing liabilities. Margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. During 2001, 2000 and 1999, Bancorp’s average interest-earning assets were $771.6 million, $737.2 million and $578.4 million, respectively. During these same years, Bancorp’s net interest margin on a tax-equivalent basis was 6.37%, 6.84% and 7.15%, respectively.

Average Balances and Average Rates Earned and Paid

The following table sets forth for 2001, 2000 and 1999 information with regard to average daily balances of assets and liabilities, as well as total dollar amounts of interest income from interest-earning assets and interest expense on interest-bearing liabilities, resultant average yields or rates, net interest income, net interest spread, net interest margin and the ratio of average interest-earning assets to average interest-bearing liabilities for Bancorp.

	Year ended December 31,

	2001			2000

		Interest	Average		Interest	Average
	Average	income or	yield or	Average	income or	yield or
(Dollars in thousands)	balance	expense	rates	balance	expense	rates

Assets
Interest-bearing deposits with banks	$530	$14	2.70%	$106	$8	7.55%
Investment securities taxable	54,293	3,373	6.21	36,699	2,268	6.18
Investment securities — non-taxable(1)	18,307	1,296	7.08	27,569	2,197	7.97
Federal funds sold	17,885	629	3.52	971	61	6.28
Loans and loans held for sale(2)	680,539	67,706	9.95	671,877	74,848	11.14

Total interest-earning assets/interest income(1)	771,554	73,018	9.46	737,222	79,382	10.77
Allowance for loan losses	(10,280)			(7,657)
Cash and due from banks	36,306			34,969
Premises and equipment, net	15,609			15,652
Other assets	27,234			20,146

Total assets	$840,423			$800,332

Liabilities and Shareholders’ Equity
Savings and interest-bearing demand deposits	$331,396	9,278	2.80	$300,119	11,045	3.68
Time deposits	244,823	13,394	5.47	233,335	13,772	5.90
Borrowings	21,522	1,233	5.73	63,690	4,164	6.54

Total interest-bearing liabilities/interest expense	597,741	23,905	4.00	597,144	28,981	4.85
Demand deposits	140,098			115,545
Other liabilities	6,089			4,836

Total liabilities	743,928			717,525
Shareholders’ equity	96,495			82,807

Total liabilities and shareholders’ equity	$840,423			$800,332

Net interest income(1)		$49,113			$50,401
Net interest spread(1)			5.46%			5.92%
Net interest margin(1)			6.37%			6.84%
Average interest-earning assets to average interest-bearing liabilities			129%			123%

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Year ended December 31,
	1999

		Interest	Average
	Average	income or	yield or
(Dollars in thousands)	balance	expense	rates

Assets
Interest-bearing deposits with banks	$104	$8	7.69%
Investment securities taxable	41,954	2,612	6.23
Investment securities — non-taxable(1)	28,155	2,172	7.71
Federal funds sold	5,937	280	4.72
Loans and loans held for sale(2)	502,272	54,134	10.78

Total interest-earning assets/interest income(1)	578,422	59,206	10.24
Allowance for loan losses	(5,399)
Cash and due from banks	31,440
Premises and equipment, net	13,993
Other assets	16,547

Total assets	$635,003

Liabilities and Shareholders’ Equity
Savings and interest-bearing demand deposits	$260,240	7,865	3.02
Time deposits	167,702	8,597	5.13
Borrowings	26,356	1,405	5.33

Total interest-bearing liabilities/interest expense	454,298	17,867	3.93
Demand deposits	106,317
Other liabilities	4,948

Total liabilities	565,563
Shareholders’ equity	69,440

Total liabilities and shareholders’ equity	$635,003

Net interest income(1)		$41,339
Net interest spread(1)			6.31%
Net interest margin(1)			7.15%
Average interest-earning assets to average interest-bearing liabilities			127%

(1)	Average yield on non-taxable securities, interest income, net interest income, net interest spread and net interest margin have been computed on a 34% tax-equivalent basis.

(2)	Nonaccrual loans have been included in the computation of average loans and loans held for sale. Loan fees recognized and included in interest income totaled $7.4 million, $7.0 million and $7.3 million in 2001, 2000 and 1999, respectively.

Analysis of Changes in Interest Rate Differential

The following table shows the dollar amount of the increase (decrease) in Bancorp’s interest income and interest expense for the years indicated, on a tax-equivalent basis, and attributes such dollar amounts to changes in volume and changes in interest rates. Changes attributable to the combined effect of volume and interest rate changes, which were immaterial, have been allocated equally between interest rate and volume.

	2001 vs. 2000			2000 vs. 1999
	Change in net interest income due to			Change in net interest income due to

(In thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest income:
Balances due from banks	$21	$(15)	$6	$—	$—	$—
Investment securities — taxable	1,091	14	1,105	(326)	(18)	(344)
Investment securities — non-taxable	(697)	(204)	(901)	(46)	71	25
Federal funds sold	826	(258)	568	(273)	54	(219)
Loans and loans held for sale	913	(8,055)	(7,142)	18,587	2,127	20,714

Total interest income	2,154	(8,518)	(6,364)	17,942	2,234	20,176
Interest expense:
Deposits:
Savings and interest-bearing demand	1,013	(2,780)	(1,767)	1,336	1,844	3,180
Time	653	(1,031)	(378)	3,619	1,556	5,175
Borrowings	(2,586)	(345)	(2,931)	2,216	543	2,759

Total interest expense	(920)	(4,156)	(5,076)	7,171	3,943	11,114

Net interest income	$3,074	$(4,362)	$(1,288)	$10,771	$(1,709)	$9,062

Market Areas

The greater Portland area, where Centennial has eight full-service branches and seven limited-service branches, five commercial banking centers, and two mortgage banking offices, is one of Bancorp’s two principal market areas. The metropolitan area, including Vancouver, Washington, has a population of approximately 1.9 million, and a diversified economy that allows for dilution of loan portfolio risk. The Portland area, which has historically provided excellent growth opportunity, experienced depressed economic conditions during 2001.

Bancorp’s other principal market area, with five full-service bank branches, one commercial banking center, and two mortgage lending offices, is the Eugene/Springfield area at the southern end of Oregon’s Willamette Valley. The combined population of Eugene and Springfield is approximately 190,000. The area’s economy depends primarily upon federal, state and local governments, educational institutions, forest products, general manufacturing (especially small manufacturing and high-technology industries) and health care.

Bancorp also has a bank branch in downtown Salem, Oregon. Salem is the state capitol with a population of approximately 130,000 and is located in the Willamette Valley about midway between Portland and Eugene. The area economy is highly dependent on the state government although educational institutions, federal and local governments, healthcare and food processing are also very significant.

Centennial also has a branch office in Cottage Grove, Oregon, located approximately 20 miles south of Eugene and Springfield. The population of Cottage Grove is approximately 8,000. Its economy depends primarily upon forest products, general manufacturing and agriculture.

Lending Activities

General

Bancorp provides a broad range of commercial and real estate lending services. The primary focus is to provide commercial loans to small- to medium-sized businesses with annual revenues up to $100 million, and to professionals. Commercial and residential real estate construction lending, as well as residential mortgage loan origination and sales, are also important aspects of Bancorp’s lending activities. Bancorp makes consumer loans, primarily to accommodate existing customers, but does not actively pursue such business. Most loans are made to customers in Bancorp’s trade areas.

Bancorp maintains sound loan underwriting standards with written loan policies, conservative individual lending limits and, depending on the size of the credit request, reviews by Centennial’s Senior Loan Committee and the Director Loan Committee of Centennial’s Board of Directors. Underwriting standards are designed to achieve a high-quality loan portfolio, compliance with lending regulations and the desired mix of loan maturities and industry concentrations. Bancorp further seeks to minimize credit losses by closely monitoring the financial condition of its borrowers and the value of collateral. In-house legal counsel assists in loan documentation and collections.

Loan Portfolio Composition

The following table sets forth information with respect to the composition of the loan portfolio (loans and loans held for sale) by type of loan at December 31 for each of the last five years:

	December 31,

(In thousands)	2001	2000	1999	1998	1997

Commercial	$259,961	$273,867	$219,588	$163,577	$146,594
Real estate — construction	212,577	261,727	227,388	150,816	88,842
Real estate — mortgage	163,525	147,737	129,221	94,475	87,357
Installment	11,188	9,379	8,409	7,073	6,603
Loans held for sale	12,394	10,890	6,155	11,039	5,585
Lease financing	4,833	4,607	4,868	1,897	3,649
Other	1,743	5,563	4,199	3,137	1,995

Total loans and loans held for sale	666,221	713,770	599,828	432,014	340,625
Less allowance for loan losses	(10,506)	(9,150)	(6,165)	(4,451)	(3,349)

Loans receivable, net	$655,715	$704,620	$593,663	$427,563	$337,276

The following table presents the aggregate maturities of loans in each major category of the loan portfolio at December 31, 2001. Actual maturities may differ from the contractual maturities shown below as a result of renewals and prepayments.

	Due	Due after		Total
	within	one but within	Due after	loans by
(In thousands)	one year	five years	five years	category

Loan category
Commercial	$166,653	$62,619	$30,689	$259,961
Real estate — construction	175,858	21,574	15,145	212,577
Real estate — mortgage	22,595	46,645	94,285	163,525
Installment	3,093	7,700	395	11,188
Loans held for sale	—	—	12,394	12,394
Lease financing	380	4,453	—	4,833
Other	1,310	91	342	1,743

Total loans by maturity	$369,889	$143,082	$153,250	$666,221

Of the $296.3 million of loans that mature after one year, a total of $233.0 million (approximately 79%) are fixed-rate loans, and a total of $63.3 million (approximately 21%) are variable-rate loans.

At December 31, 2001, $539.4 million of loans (approximately 81% of the portfolio) had fixed interest rates, and $126.8 million (approximately 19%) had variable interest rates. Loans with an original floating or adjustable rate that reached a ceiling rate or floor rate at December 31, 2001 are considered to be fixed interest rate loans.

Commercial Loans

Commercial loans that are not secured by real estate are the largest category of loans. Areas of emphasis include loans to small- to medium-sized businesses and to professionals. Bancorp provides a wide range of commercial business loans, including lines of credit for working capital and term loans for the acquisition of equipment and other purposes. Collateral generally includes equipment, accounts receivable and inventory. Where warranted by the overall financial condition of the borrower, loans may be made on an unsecured basis.

At December 31, 2001, approximately 18% of Bancorp’s commercial loans had floating or adjustable interest rates; the remaining 82% had fixed interest rates. Operating lines of credit are payable on demand and subject to annual renewal. Term loan maturities generally range from one to five years. Commercial loans outstanding at December 31, 2001 were $260.0 million, compared to $273.9 million at December 31, 2000 and $219.6 million at December 31, 1999. The decline of commercial loans in 2001 was primarily due to a decrease in loan demand, due to the weakening economy in the market areas served. Nonaccrual loans in this category totaled $2.9 million at December 31, 2001 ($1.2 million at December 31, 2000). There were no restructured loans in this category at December 31, 2001 or 2000.

Real Estate Construction Loans

Real estate construction loans are the second largest category of loans. This category includes loans that finance land acquisition, residential lot development, construction of single-family and multi-family residential properties, and the development and construction of a wide range of commercial real estate projects. Land acquisition and lot development loans generally have maturities of 12 to 18 months while residential construction loans generally have maturities of 12 months. Commercial construction loans normally have 12 to 18 month maturities with extension options when justified. At December 31, 2001, 24% of the outstanding loans in this category had variable interest rates with the remaining 76% having fixed rates.

Construction financing is generally considered to involve a higher degree of risk than long-term financing on improved, occupied real estate. Bancorp’s underwriting, monitoring and disbursement practices with respect to construction financing are intended to ensure that sufficient funds are available to complete construction projects, and that the value of the completed project meets or exceeds that of initial estimates. Bancorp endeavors to limit its risk through its underwriting procedures by using only approved, qualified appraisers, by dealing only with qualified builders/borrowers, and by closely monitoring the construction projects through the process of completion and sale.

At December 31, 2001, real estate construction loans were $212.6 million, compared to $261.7 million and $227.4 million at December 31, 2000 and 1999, respectively. The decrease in 2001 was a result of Bancorp’s desire to reduce concentration risks in hotel and motel and assisted living facility projects, and the effect of a weakening regional economy. At December 31, 2001, nonaccrual loans in this category totaled $4.3 million ($5.7 million at December 31, 2000). The nonaccrual total was concentrated in loans to five borrowers, which were in the process of liquidation. The value of the real-estate collateral is believed adequate to support amounts outstanding, and loss potential is considered nominal. At December 31, 2001 and 2000, there were no restructured loans in this category.

Real Estate Mortgage Loans

Real estate mortgage loans represent Bancorp’s third largest category of loans. Of the $163.5 million of real estate mortgage loans outstanding at December 31, 2001, $141.9 million consisted of income property and commercial loans secured by real estate. Income property loans and commercial loans secured by real estate typically involve large balances to single borrowers or groups of related borrowers. These borrowers may be more sensitive to changes in economic conditions than residential mortgage loan customers.

At December 31, 2001, approximately 88% of Bancorp’s real estate mortgage loans had fixed interest rates; the other 12% had floating or adjustable interest rates. Maturities of the real estate mortgage loans usually range from one to ten years. Real estate mortgage loans outstanding increased to $163.5 million at December 31, 2001 from $147.7 million at December 31, 2000 and $129.2 million at December 31, 1999. Growth during 2001 and 2000 was primarily due to strategic emphasis on developing the income property and commercial real estate portion of the portfolio. At December 31, 2001, nonaccrual loans in this category totaled $434,000 ($336,000 at December 31, 2000). At December 31, 2001 and 2000, there were no restructured loans in this category.

Bancorp’s underwriting standards specify the following ranges of loan-to-value ratios for real estate loans, based on the financial strength of the borrower: 80% - 90% for loans secured by owner-occupied residences; 90% - 100% for loans secured by presold residences; 80% for other residential loans; and 65% - 75% for commercial real estate loans.

Bancorp originates SBA real estate loans on owner-occupied properties where the maturities may be up to 20 years, and the loan-to-value ratio may reach 90% of appraised value or cost, whichever is lower. Up to 90% of the amount of these loans is guaranteed or insured by an agency of the U.S. Government. The guaranteed portion of these loans is frequently sold to secondary-market investors. At December 31, 2001, the amount of the non-guaranteed portion of these loans retained by Bancorp was not material.

Installment Loans

Bancorp does not actively solicit consumer loans, but makes such loans primarily as a convenience to existing customers. Included in the installment loan category are personal lines of credit, and consumer installment loans (such as for automobile purchases). Consumer loans may be secured or unsecured. Collections depend principally on the borrower’s financial condition or cash flow.

Installment loans were $11.2 million at December 31, 2001 compared to $9.4 million at December 31, 2000 and $8.4 million at December 31, 1999. These modest levels of installment loans to individuals were primarily due to Bancorp’s focus on lending to businesses and professionals and significant competition for consumer loans from the many credit unions, banks and finance companies in Bancorp’s market areas. At December 31, 2001, nonaccrual loans in this category totaled $10,000. There were no nonaccrual loans in this category at December 31, 2000. At December 31, 2001 and 2000, there were no restructured loans in this category.

Commitments and Contingent Liabilities

In the ordinary course of business, Bancorp enters into various types of transactions that include commitments to extend credit and standby letters of credit. Credit standards applied to commitments are the same as those used in all lending processes, and these commitments are included in lending risk evaluations. Collateral for these commitments may include cash, accounts receivable, inventory, equipment, securities and/or real estate.

Credit Authority and Loan Limits

All loans and other credit facilities are subject to credit and collateral approval procedures and loan amount limitations. Loan officers and lending unit managers have individual authority to approve loans in amounts up to established limits, ranging from $25,000 to $750,000. Credit requests in excess of those limits, or not in conformance with lending policies, are reviewed by successive levels of approval authority according to the total amounts involved. These authority levels include, by ascending approval limits, Credit Administration officers, the Senior Loan Committee, and the Director Loan Committee of Centennial’s Board of Directors. The Senior Loan Committee consists of senior management of Centennial. The Director Loan Committee has eight members including six non-employee directors, the President and CEO of Bancorp and Centennial, and Centennial’s Senior Credit Officer. All loans to executive officers and directors of Bancorp or Centennial must be approved by the Director Loan Committee and are reported to Centennial’s Board of Directors. Loans to these individuals in excess of $500,000 must be approved by Centennial’s Board of Directors.

Under Oregon law, permissible loans from a financial institution to one borrower are generally limited to 15% of the institution’s Tier 1 and Tier 2 capital, as defined by regulation. However, loans and other obligations up to an additional 10% of the institution’s capital may be made to the borrower if the obligations are secured by a first lien on real estate, and the obligation does not exceed 80% of the fair market value of the real estate as determined by an independent appraisal. At December 31, 2001, Centennial’s legal lending limit was $14.7 million (or $24.5 million if secured by a first lien on real estate). However, for internal policy purposes, Centennial’s lending limit is set at $7.0 million (or $9.0 million if secured by a first lien on real estate).

Loan pricing decisions are based on an evaluation of credit risk, cost of funds, operating and administrative costs, an allowance for loan losses, desired profit margin and other factors. Bancorp uses a computer-based pricing model that analyzes a borrower’s contribution to net earnings and return on equity.

Centennial sells loan participations to accommodate borrowers whose financing needs exceed lending limits, to diversify risk and manage liquidity. Centennial occasionally purchases participations in loans from correspondent banks. Policy prohibits aggregate purchased participations in excess of 10% of the loan portfolio.

Non-performing Assets

Non-performing assets consist of loans past due 90 days or more, nonaccrual loans, restructured loans, and other real estate owned (“OREO”). The following table sets forth information concerning non-performing assets at the end of each of the last five years:

	December 31,

(Dollars in thousands)	2001	2000	1999	1998	1997

Non-performing loans:
Loans past due 90 days or more	$—	$481	$2,163	$1,043	$402
Nonaccrual loans	7,694	7,268	579	3,841	873

Total non-performing loans	7,694	7,749	2,742	4,884	1,275
Other real estate owned	1,104	602	413	105	—

Total non-performing assets	$8,798	$8,351	$3,155	$4,989	$1,275

Allowance for loans losses	$10,506	$9,150	$6,165	$4,451	$3,349
Ratio of total non-performing assets to total assets	1.08%	.98%	.43%	.87%	.26%
Ratio of total non-performing loans to total loans	1.15%	1.09%	.46%	1.13%	.38%
Ratio of allowance for loan losses to total non-performing loans	137%	118%	225%	91%	263%

The accrual of interest on a loan is discontinued when the future collection of principal or interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured. When a loan is placed on nonaccrual status, interest previously accrued but uncollected is reversed and charged against current income. The interest on these loans is accounted for on the cash-basis or cost-recovery method until qualifying for return to accrual status. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured. If interest on nonaccrual loans had been accrued, such income would have been approximately $659,000 in 2001, $1,226,000 in 2000 and $97,000 in 1999. Total interest income of $193,000, $318,000 and $27,500 was recognized on nonaccrual loans during 2001, 2000 and 1999, respectively.

OREO consists of real estate acquired through foreclosure or by a deed in lieu of foreclosure. Properties in OREO are carried at the lower of net realizable value or the principal balance of the related loan. Any excess of the loan balance over fair value of the property is charged to the allowance for loan losses. At December 31, 2001, OREO totaled $1,104,000 and consisted of three commercial properties. At December 31, 2000, OREO consisted of one commercial property and one residential property and totaled $602,000.

Analysis of the Allowance for Loan Losses

The allowance for loan losses represents management’s estimate of the losses inherent in the loan portfolio. The allowance is based primarily on management’s evaluation of the overall quality and risk characteristics of Bancorp’s loan portfolio, which is dependent upon numerous interrelated factors including present non-performing and delinquent loans, borrowers’ perceived abilities to repay, value of collateral, general and local economic conditions and historical loan loss experience.

The Director Loan Committee reviews the adequacy of the allowance for loan losses quarterly. Although determination of the adequacy of the allowance involves substantial subjective judgment based on the Committee’s analysis of the risk characteristics of the entire loan portfolio, the Committee also uses a combination of quantitative methods to analyze the adequacy of the allowance.

One part of the analysis uses credit risk ratings and related loss factor multipliers to calculate a range of potential losses in the portfolio. Credit contingencies, including letters of credit and commitments, are also analyzed by applying loss factor multipliers according to contingency type.

A second part of the analysis measures impairment and provides a specific valuation allowance for potential loss. The amount of impairment is specifically determined for all loans of $100,000 or more that are identified as impaired. A loan is considered impaired when, based on current information and events, it is probable that all amounts due (both principal and interest) will be unable to be collected according to the contractual terms of the loan agreement. All collateral-dependent loans are measured for impairment based on the estimated fair value of the collateral. The measurement of other impaired loans is based on the present value of expected future cash flows discounted at the historical effective interest rate.

The amounts calculated by the quantitative methods are then compared by the Committee to the allowance for loan losses in evaluating the adequacy of the allowance. Although a range is determined quantitatively, the final amount of the allowance involves subjective judgment including the risk characteristics of the entire loan portfolio, the current economic environment, and the current regulatory environment.

Management believes the allowance for loan losses is adequate to cover anticipated losses and is in accordance with accounting principles generally accepted in the United States. There can be no assurance, however, that management will not decide to increase the allowance for loan losses or that regulators will not require the allowance to be increased, either of which events could adversely affect results of operations. Further, there can be no assurance that actual loan losses will not exceed the allowance.

The following table sets forth information regarding changes in the allowance for loan losses for each of the last five years:

	At or for the year ended December 31,

(Dollars in thousands)	2001	2000	1999	1998	1997

Loans and loans held for sale at year-end	$666,221	$713,770	$599,828	$432,014	$340,625
Average loans and loans held for sale	680,539	671,877	502,272	387,914	299,976
Allowance for loan losses, beginning of year	9,150	6,165	4,451	3,349	2,600
Charge-offs:
Commercial and other	(1,580)	(649)	(559)	(370)	(556)
Real estate — construction	(956)	(200)	—	—	—
Real estate — mortgage	(51)	—	(110)	—	—
Installment	(80)	(58)	(3)	(82)	(2)

Total charge-offs	(2,667)	(907)	(672)	(452)	(558)

Recoveries:
Commercial and other	64	91	43	43	55
Real estate — construction	—	—	—	—	—
Real estate — mortgage	1	—	—	—	—
Installment	8	1	43	11	2

Total recoveries	73	92	86	54	57

Net loans charged off	(2,594)	(815)	(586)	(398)	(501)
Loan loss provision	3,950	3,800	2,300	1,500	1,250

Allowance for loan losses at year-end	$10,506	$9,150	$6,165	$4,451	$3,349

Ratio of net loans charged off to average loans outstanding	(.38)%	(.12)%	(.12)%	(.10)%	(.17)%
Ratio of allowance for loan losses to loans at year-end	1.58%	1.28%	1.03%	1.04%	.98%

Loan losses are charged against the allowance for loan losses when ultimate recovery is unlikely. Experience has shown that, at any particular time, loan losses may exist in a loan portfolio that have not yet been identified. For this reason, although management analyzes specific loans in determining the adequacy of its allowance for loan losses, it does not allocate the allowance to specific groups or categories of loans. Management estimates, however, that the allocation of the allowance for loan losses by loan category, and the loans in each category as a percentage of total gross loans, at the end of each of the last five years was as set forth in the following table:

(Dollars in thousands)	2001		2000		1999		1998		1997

Commercial and other	$6,756	41.9%	$5,500	39.8%	$3,700	38.1%	$2,701	39.1%	$1,999	45.2%
Real estate — construction	2,500	31.9	2,750	36.7	1,850	37.9	1,350	34.9	1,000	26.6
Real estate — mortgage	950	24.5	650	22.2	450	22.6	275	24.4	250	26.2
Installment	200	1.7	150	1.3	100	1.4	75	1.6	50	2.0
Unallocated	100	—	100	—	65	—	50	—	50	—

Total	$10,506	100.0%	$9,150	100.0%	$6,165	100.0%	$4,451	100.0%	$3,349	100.0%

Investment Activities

The primary objectives of the investment portfolio are to maintain liquidity and to generate after-tax profits consistent with the risk guidelines established by the Board of Directors. At December 31, 2001, Voyageur Asset Management, Inc. of Minneapolis, Minnesota advised Bancorp with respect to the investment portfolio. Bancorp has no other relationship with Voyageur Asset Management, Inc.

The following table provides the carrying values of the investment portfolio at the end of each of the last three years:

(In thousands)	2001	2000	1999

U.S. Treasury securities	$—	$500	$1,399
U.S. Government agencies	15,035	37,816	26,534
States and political subdivisions	23,139	16,259	27,316
Corporate bonds	5,175	2,033	2,205
Mortgage-backed securities	32,523	3,199	1,905
Other	628	556	—

Total investment securities	$76,500	$60,363	$59,359

The following table provides the carrying values, maturities and weighted average yields of the investment securities at December 31, 2001, all of which are classified as available for sale:

	Carrying	Weighted
	value (fair	average
(Dollars in thousands)	market value)	yield

Type and maturity
U.S. Government agencies
Due after 1 but within 5 years	$15,035	4.47%

States and political subdivisions
Due within 1 year	2,059	4.89
Due after 1 but within 5 years	14,184	3.48
Due after 5 but within 10 years	386	5.58
Due after 10 years	6,510	5.00

Total states and political subdivisions	23,139	4.08
Corporate bonds
Due within 1 year	255	6.36
Due after 1 but within 5 years	4,920	5.20

Total corporate bonds	5,175	5.25
Mortgage-backed securities
Due after 1 but within 5 years	1,305	5.50
Due after 10 years	31,218	5.88

Total mortgage-backed securities	32,523	5.86
Other	628	N/A

Total investment securities	$76,500	5.00	%(1)

(1)	Excludes weighted average yield of other securities.

Deposits

Centennial offers a variety of accounts for depositors designed to attract short-term and long-term deposits. These accounts include certificates of deposit (“CDs”), savings accounts, money market accounts, checking and interest-checking accounts and individual retirement accounts. These accounts generally earn interest at rates established by management based on competitive market factors and management’s desire to increase or decrease certain types or maturities of deposits.

Centennial offers a special account for customers age 50 or older called the “50+ Account.” This account is designed to attract customers in this age group who generally have higher than average deposits and favorable ability to repay borrowings. Centennial also markets to small- to medium-sized businesses and to professionals in its commercial lending program. These types of customers also create substantial deposits, resulting in low-cost funds being available for lending activities.

The following table presents the average balances for each major category of deposits and the weighted average interest rates paid for interest-bearing deposits for the years ended December 31, 2001, 2000 and 1999:

	2001		2000		1999
	Average		Average		Average

(Dollars in thousands)	Balance	Rate	Balance	Rate	Balance	Rate

Noninterest-bearing demand	$140,098	N/A	$115,545	N/A	$106,317	N/A
Interest-bearing demand	260,067	.59%	252,620	3.46%	231,861	2.99%
Savings	71,329	.56	47,499	4.85	28,379	3.26
CDs	244,823	5.47	233,335	5.90	167,702	5.13

Total	$716,317	3.16%	$648,999	3.82%	$534,259	3.08%

The following table shows the dollar amount of CDs that had balances of $100,000 or more at December 31, 2001 and 2000:

	December 31,

(In thousands)	2001	2000

CDs $100,000 or over with remaining maturity:
Three months or less	$37,466	$59,076
Over three months through twelve months	47,010	53,489
Over one year through three years	3,644	14,057
Over three years	128	238

Total	$88,248	$126,860

Short-Term Borrowings

Short-term borrowings consisted of the following at December 31, 2001, 2000 and 1999:

	December 31,

(In thousands)	2001	2000	1999

Securities sold under agreement to repurchase	$7,051	$4,134	$8,214
Federal funds purchased	—	9,000	19,600
FHLB cash management advance program	—	22,600	25,740
FHLB borrowings under promissory note agreements	—	23,900	21,000

Total short-term borrowings	$7,051	$59,634	$74,554

The following table sets forth certain information with respect to Bancorp’s short-term borrowings at December 31 and during each of 2001, 2000 and 1999:

	December 31,

(Dollars in thousands)	2001	2000	1999

Amount outstanding at year-end	$7,051	$59,634	$74,554
Weighted average interest rate at year-end	3.45%	6.30%	5.42%
Maximum amount outstanding at any month-end during the year	$63,315	$98,935	$74,554
Daily average amount outstanding during the year	$21,494	$63,690	$26,356
Average weighted interest rate during the year	5.73%	6.54%	5.33%

Long-Term Debt

At December 31, 2001, Bancorp’s long-term debt consisted of $10 million advanced from the Federal Home Loan Bank of Seattle to Centennial. Interest on the debt is payable monthly at 3.61%. The debt matures on December 31, 2003 and is secured by all of Centennial’s assets. At December 31, 2000 and 1999, Bancorp had no long-term debt.

Return on Equity and Assets

The following table sets forth Bancorp’s return on daily average assets and equity, and dividend payout ratio for 2001, 2000 and 1999:

(Dollars in thousands)	2001	2000	1999

Net income	$14,206	$14,203	$12,106
Average total assets	840,423	800,332	635,003
Return on average assets	1.69%	1.77%	1.91%
Net income	$14,206	$14,203	$12,106
Average equity	96,495	82,807	69,440
Return on average equity	14.72%	17.15%	17.43%
Average total equity	$96,495	$82,807	$69,440
Average total assets	840,423	800,332	635,003
Average total equity to assets ratio	11.48%	10.35%	10.94%
Dividends declared per share	$.08	$.00	$.00
Basic earnings per share	.56	.57	.48
Dividend payout ratio	14.29%	N/A	N/A

Employees

Bancorp has no employees other than its executive officers, who are also employees of Centennial. At December 31, 2001, Centennial had 323 employees, 270 of whom work full time. Selective hiring and development of staff is a high priority. Staff development involves training in customer service, marketing and regulatory compliance. Bancorp has adopted extensive incentive programs for employees that focus and are dependent on the achievement of certain financial, service and marketing goals.

No employees are covered by collective bargaining agreements, and management believes that Bancorp’s relationship with its employees is good.

Competition

The community banking business is highly competitive. Bancorp competes primarily with other commercial banks, as well as savings and loan associations, finance companies, money market funds, brokerage firms, credit unions and other nonfinancial institutions. Many of these competitors have substantially greater resources than Bancorp. Many of Bancorp’s competitors also have substantially higher lending limits and offer certain services, including trust and international banking services that Bancorp does not provide. The larger institutions in Bancorp’s markets have competitive advantages in that they have higher public visibility and are able to maintain advertising and marketing activities on a much larger scale than Bancorp can economically sustain.

During the past several years, Bancorp has capitalized on the marketing opportunities created by the consolidation of the banking industry, as the larger institutions were perceived to de-emphasize the small- to medium-size business and professional market, which is Bancorp’s primary focus. Several banks, which focus on the same type of customers as Bancorp does, have been formed in Bancorp’s market areas during the last few years. This growing number of community banks and a new emphasis by larger institutions on this market segment have intensified competition.

With the enactment of the Gramm-Leach-Bliley Act (“GLB Act”) in 1999, competition has further intensified from institutions outside the traditional banking system, such as investment banking firms, insurance companies and consumer finance companies. Bancorp cannot predict what future changes in the competitive environment, or what changes in the financial condition of Bancorp, may occur as a direct or indirect result of the GLB Act.

SUPERVISION AND REGULATION

Bancorp and Centennial are extensively regulated under federal and Oregon law. These laws and regulations are primarily intended to protect depositors and the deposit insurance fund, not the shareholders. The following information is qualified in its entirety by reference to applicable statutory and regulatory provisions. Any change in applicable laws, regulations or regulatory policies may have a material effect on the business, operations and prospects of Bancorp and Centennial.

The Gramm-Leach-Bliley Act

In November 1999, Congress enacted the GLB Act, also known as the Financial Services Modernization Act. The GLB Act made substantial changes that directly affect the banking industry. The GLB Act removed several state and federal barriers to affiliation among banks, insurance companies, securities firms, and other financial services providers, and created an entity known as a “financial holding company” (“FHC”). A bank holding company may elect to become an FHC and, as an FHC, engage in a broader range of financial and other activities than is permissible for the traditional bank holding company.

In order to qualify as an FHC, each depository institution subsidiary of the bank holding company must be rated as “well capitalized” and “well managed.” Also, in order to commence any of the new activities authorized by the GLB Act or acquire control of a company engaged in such activities, the holding company must qualify as an FHC and each depository institution subsidiary of the FHC or its affiliates must have received at least a “satisfactory” rating in its most recent examination under the Community Reinvestment Act of 1977 (the “CRA”).

FHCs are permitted to engage in activities defined by the GLB Act as “financial in nature” including, among others, insurance underwriting and agency activities, investment advisory services, merchant banking, investment banking and underwriting activities, and dealing or making a market in securities. Bank holding companies that do not qualify for, or have not elected, FHC status are limited to those non-banking activities determined by the Board of Governors of the Federal Reserve System (the “FRB”) to be “so closely related to banking as to be a proper incident thereto” prior to adoption of the GLB Act. FHCs that do not continue to meet all of the requirements for FHC status may not be able to undertake new activities or acquisitions that are “financial in nature,” or could lose their ability to continue activities that are not generally permissible for bank holding companies.

In addition, the GLB Act provides for expanded activities for “financial subsidiaries” of national banks. Financial subsidiaries may engage in financial activities except for insurance underwriting, real estate development or investment, and merchant banking, all of which may only be engaged in by a subsidiary of an FHC. In order to have a financial subsidiary, the national bank and each of its depository institution affiliates must be “well capitalized” and “well managed,” and the total assets of all financial subsidiaries may not exceed the lesser of 45% of the consolidated total assets of the parent bank or $50 billion. In addition, the national bank must meet certain rating requirements if it is one of the 100 largest insured banks and engages in financial activities as a principal.

Insured state banks may control or hold an interest in a subsidiary that engages in activities as a principal that would only be permissible for a national bank to conduct through a financial subsidiary, so long as the bank and all insured depository affiliates are “well capitalized” after meeting certain capital deduction and financial statement disclosure requirements. In addition, an insured state bank may retain its interests in subsidiaries controlled or acquired before the enactment of the GLB Act. Oregon law permits commercial banks chartered by the state to engage in any activity permissible for national banks, so Centennial may form subsidiaries to engage in financial activities to the same extent as a national bank.

Privacy Provisions

The GLB Act also includes extensive consumer privacy provisions. These provisions mandate full disclosure by all financial institutions to consumers of the institution’s policies and practices regarding the sharing of non-public information with both affiliates and other third parties. Consumers must receive notice of and an opportunity to “opt out” of disclosure of non-public personal information to non-affiliated third parties. Disclosures of an institution’s privacy policy are required at the time a customer relationship is established, and at least annually for so long as the relationship continues.

Effective July 1, 2001, Bancorp was to implement an information security program pursuant to the interagency guidelines for establishing administrative, technical and physical safeguards for customer records and information. Management believes that Bancorp is in compliance with the guidelines.

The USA Patriot Act

Under the USA Patriot Act of 2001, adopted by the U.S. Congress on October 26, 2001 to combat terrorism, FDIC-insured banks and commercial banks that establish, maintain, administer or manage a private banking account or a correspondent account in the United States for a non-United States person, including a foreign individual visiting the United States, or a representative of a non-United States person shall establish appropriate, specific and, where necessary, enhanced due diligence policies, procedures and controls that are reasonably designed to detect and report instances of money laundering through those accounts.

Centennial Bancorp

General

Bancorp is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, and is subject to regulation, supervision and examination by the FRB. Bancorp is required to file an annual report and such other reports as the FRB may require.

Acquisitions

As a bank holding company, Bancorp is required to obtain the prior approval of the FRB before: (1) acquiring direct or indirect ownership or control of any voting shares of any bank or bank holding company, if after such acquisition, Bancorp would own or control, directly or indirectly, more than 5% of the voting shares of the bank or bank holding company; (2) merging or consolidating with another bank holding company; or (3) acquiring all, or substantially all, of the assets of any other bank. The FRB may not approve any acquisition, merger or consolidation that would have a substantial anti-competitive result, unless the anti-competitive effects of the proposed transaction are outweighed by a greater public interest in meeting the needs and convenience of the public. The FRB also considers managerial, capital and other financial factors in acting on acquisition or merger applications. Bancorp also is required to obtain the prior approval of the Director of the Oregon Department of Consumer and Business Services (the “Oregon Director”) before acquiring direct or indirect ownership or control of 25% or more of the voting shares of an Oregon state-chartered bank or bank holding company.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Act”) allows adequately capitalized and managed bank holding companies to acquire banks in any state. Such acquisitions must comply with any applicable state law requiring a bank to be in existence for a minimum period of time before the acquisition. Oregon law allows such acquisitions with respect to banks that have been providing banking services for at least three years. Therefore, Bancorp and Centennial could be acquired by a bank holding company or an FHC located outside Oregon following receipt of necessary regulatory approvals. Under the Interstate Banking Act, Bancorp could acquire banks or bank holding companies in other states.

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

Capital Adequacy

The federal bank regulatory agencies monitor the capital adequacy of bank holding companies and have adopted risk-based capital adequacy guidelines to evaluate bank holding companies and banks. If an institution’s capital falls below the minimum levels established by these guidelines, the bank holding company may be denied approval to acquire or establish additional banks or non-bank businesses. The guidelines require a minimum ratio of total capital to risk-weighted assets of 8%. At December 31, 2001, Bancorp’s ratio of total capital to risk-weighted assets was 13.1%.

The FRB also uses a leverage ratio to evaluate the capital adequacy of bank holding companies. The leverage ratio is the ratio of “Tier 1” capital (generally, tangible common shareholders’ equity, perpetual preferred stock and minority interests in consolidated subsidiaries) to adjusted average total assets. The FRB requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the FRB expects an additional cushion of at least 1% to 2%. Bancorp’s leverage ratio at December 31, 2001 was 11.2%.

If Bancorp fails to meet capital guidelines, the FRB may institute appropriate supervisory or enforcement actions. As discussed below, Centennial is also subject to capital adequacy requirements. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), Bancorp could be required to guarantee the capital restoration plan of Centennial, should Centennial become undercapitalized.

Centennial

General

Centennial is an Oregon state-chartered bank; its deposits are insured by the FDIC. Accordingly, Centennial files financial and other reports periodically with, and is regularly examined by, both the Oregon Director and the FDIC. Centennial is not a member of the Federal Reserve System.

Permissible Activities

Under FDICIA, no state bank may engage in any activity not permitted for national banks, unless the institution complies with applicable capital requirements and the FDIC determines that the activity poses no significant risk to the insurance fund. This limitation should not affect Centennial, since management believes that Centennial is not presently involved in any such activities.

Branching and Acquisitions

Banks are permitted to conduct business through branches after application to and approval of the FDIC and the Oregon Director, if they make certain findings regarding the financial history and condition of the bank and the appropriateness of the branch in the community to be served. Prior to opening a new branch in Washington, Centennial must receive approval from the FDIC, the Oregon Director and the Director of the Department of Financial Institutions in the state of Washington (the “Washington Director”). Centennial currently has 23 branches, the most recent of which opened in February 2002.

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

Community Reinvestment Act

Enacted in 1977, the federal Community Reinvestment Act (the “CRA”) has become increasingly important to financial institutions, including their holding companies. Under the GLB Act, a satisfactory CRA rating for each depository institution is required before a bank holding company may elect to be one of the newly created FHCs. The CRA allows regulators to reject an application to make an acquisition or establish a branch unless the applicant has performed satisfactorily under the CRA. Satisfactory performance means adequately meeting the credit needs of the communities the applicant serves, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The applicable federal regulators regularly conduct CRA examinations to assess the performance of financial institutions. Centennial has received satisfactory ratings in its most recent CRA examinations.

Transactions With Affiliates

Centennial is subject to certain FRB restrictions on transactions among related parties. The Federal Reserve Act limits the amount of certain transactions, including loans to and investments in affiliates of Centennial, requires certain levels of collateral for such loans, and limits the amount of advances to third parties that may be collateralized by the securities of Bancorp or its subsidiary.

The Federal Reserve Act also requires that certain transactions between Centennial and its affiliates be on terms substantially the same, or at least as favorable to Centennial, as those prevailing at the time for comparable transactions with or involving nonaffiliated companies or, in the absence of comparable transactions, on terms and under circumstances, including credit standards, that in good faith would be offered to or would apply to nonaffiliated companies.

In addition, the Federal Reserve Act requires that the aggregate amount of an institution’s loans to officers, directors and principal shareholders (and their affiliates) is limited to the amount of its unimpaired capital and surplus, unless the FDIC determines that a lesser amount is appropriate.

A violation of any of the foregoing restrictions may result in the assessment of civil fines on a bank or a person participating in the conduct of the affairs of such bank or the imposition of a cease and desist order.

Dividend Restrictions

Dividends paid by Centennial provide substantially all Bancorp’s cash flow. FDICIA provides that a bank cannot pay a dividend if it will reduce the bank’s capital ratios below the regulatory minimums required to be considered “adequately capitalized.” Under Oregon law, an Oregon state-chartered bank may not pay a cash dividend in an amount greater than unreserved retained earnings, after first deducting to the extent not already charged against earnings or reflected in a reserve, (1) all bad debts, which are debts on which interest is unpaid and past due at least six months, unless the debt is fully secured and in the process of collection; (2) all other assets charged off as required by the Oregon Director or a state or federal examiner; and (3) all accrued expenses, interest and taxes of the bank.

Examinations

The FDIC, the Oregon Director and the Washington Director periodically examine and evaluate Centennial. Based upon such evaluations, the examining regulator may revalue the assets of an insured institution and require that it charge off or reduce the carrying value of specific assets or establish a specific allowance to compensate for the difference between the value determined by the regulator and the book value of such assets.

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

The federal risk-based capital guidelines require a ratio of Tier 1 or core capital to total risk-weighted assets of 4% and a ratio of total capital to total risk-weighted assets of 8%. The leverage capital guidelines require that banks maintain Tier 1 capital of no less than 4% of total adjusted average assets, except in the case of certain highly rated banks for which the minimum requirement is 3% of total adjusted assets. At December 31, 2001, Centennial’s leverage ratio, Tier 1 capital to risk-weighted assets ratio and total capital to risk-weighted assets ratio were 10.7%, 11.4% and 12.7%, respectively.

FDICIA requires federal banking regulators to take “prompt corrective action” with respect to a capital-deficient institution, including requiring a capital restoration plan and restricting certain growth activities of the institution. Bancorp could be required to guarantee any such capital restoration plan required of Centennial. Bancorp’s maximum liability under such guarantee would be the lesser of 5% of Centennial’s total assets at the time it became undercapitalized or the amount necessary for Centennial to be considered “adequately capitalized.”

As an institution’s capital decreases, the powers of the federal regulators increase, which can include mandated capital-raising activities, restrictions on interest rates paid, restrictions on transactions with affiliates, and removal of management. In addition, an institution generally is prohibited from paying dividends or management fees to control persons if the institution would be undercapitalized after any such payment.

Pursuant to FDICIA, regulations were adopted defining five capital levels: well capitalized, adequately capitalized, undercapitalized, severely undercapitalized and critically undercapitalized. Under the regulations, Centennial is considered “well capitalized.”

Reserve Requirements

The FRB requires that all depository institutions maintain reserves on transaction accounts, such as demand deposits, savings deposits subject to automatic transfers, and negotiable order of withdrawal accounts. The reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank and must equal 3% of the first $41.3 million of net transaction accounts and $1.2 million plus 10% of the amount over $41.3 million. There is no reserve requirement on non-personal time deposits. At December 31, 2001, Centennial met its reserve requirements.

Internal Operating Requirements

Bancorp and Centennial are subject to federal regulations addressing, among other things: (1) internal controls, information systems and internal audit systems; (2) loan documentation; (3) credit underwriting; (4) interest rate exposure; (5) asset growth; (6) ratio of classified assets to capital; (7) minimum earnings; and (8) compensation and benefit standards for management officials. These regulations add further to the cost of compliance and impose record-keeping requirements on Centennial and Bancorp.

The consumer lending activities of Centennial are subject to certain state and federal laws and regulations that prohibit discrimination based on race, gender, age, marital status and other specified classifications, and that impose other restrictions on credit and collection practices.

Real Estate Lending Evaluations

Federal regulators have adopted uniform standards for evaluating loans secured by real estate or made to finance improvements to real estate. Banks are required to establish and maintain written internal real estate lending policies consistent with safe and sound banking practices and appropriate to the size of the institution and the nature and scope of its operations. The regulations establish loan-to-value ratio limitations on real estate loans, which are equal to or higher than the loan-to-value limitations established by Centennial.

Deposit Insurance Premiums

As an FDIC-insured institution and member of the Bank Insurance Fund (“BIF”), Centennial is subject to quarterly deposit insurance premium assessments. The FDIC uses a risk-related premium system that applies premium rates according to an institution’s risk category. Capital ratios and examination ratings are the primary determinants of risk category assignments. The FDIC sets rate schedules semi-annually based on an analysis of several factors including probable fund losses, operating needs and the impact of assessments on BIF members. At December 31, 2001, Centennial was not subject to a BIF assessment.

In addition to any BIF assessment, Centennial is also subject to an assessment that helps support the FSLIC Resolution Fund (“FRF”). The FRF was established in 1989 to liquidate the remaining Federal Savings & Loan Insurance Corporation assets and liabilities resulting from thrift failures prior to that date. The assessment is one-fifth of the assessment rate imposed on Savings Association Insurance Fund members for the same purpose. At December 31, 2001, the annualized assessment rate for Centennial was 1.82 basis points of assessable deposits.

Bancorp’s FDIC insurance assessment expenses totaled $243,000 in 2001 and $303,000 in 2000. The decrease of $60,000 in 2001 occurred primarily because Centennial’s capital level, according to regulatory standards, changed from “adequately capitalized” to “well capitalized,” making Centennial no longer subject to the BIF assessment. Although “well capitalized” at the end of 2000, the change in capitalization did not affect Centennial’s FDIC assessment until mid-2001 because of the lag time that is a normal part of the FDIC’s assessment rate and risk classification review process. Management expects a further decrease in FDIC assessments during 2002 due to Centennial’s continuing “well capitalized” status.

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

FRB monetary policies have materially affected the operating results of commercial banks in the past and are expected to continue to do so in the future. The nature of future monetary policies and the effect of such policies on the business and earnings of Bancorp and its subsidiary cannot be predicted.

Item 2. DESCRIPTION OF PROPERTIES

The primary properties owned by Bancorp include a four-story, 36,000 square foot office building in Eugene, Oregon and a three-story, 21,000 square foot office building in Tigard, Oregon. Each building houses one Centennial branch and one Commercial Banking Center as well as various administrative and operational support functions. The Tigard building also houses a Centennial Mortgage office. The Tigard building is subject to a 50-year ground lease that is renewable for two additional 10-year periods. Bancorp also owns six other properties that house bank branches. One of those properties, the Springfield Office, is also subject to a ground lease.

All other Bancorp facilities occupy leased space. See Note 9 to Bancorp’s Consolidated Financial Statements for summary information concerning payments and future obligations under non-cancelable operating leases.

Management considers all Bancorp facilities adequate for current and anticipated future use.

Item 3. LEGAL PROCEEDINGS

Periodically, and in the ordinary course of business, various claims and lawsuits are brought by and against Bancorp. As of the date of this Annual Report, Bancorp was not a party to any legal proceedings management believes are material.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS

None.

Item 5. MARKET FOR BANCORP’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

Bancorp’s common stock is quoted on the Nasdaq National Market under the symbol “CEBC.” At February 22, 2002, Bancorp had 24,898,734 shares of common stock outstanding held by 1,166 shareholders of record.

The high, low and closing stock prices were as follows:

	March	June	September	December
Quarter ended	31	30	30	31

2001
Common stock price per share:
High	$8.11	$8.39	$8.86	$7.56
Low	6.01	6.35	6.55	6.43
Close	7.26	7.48	7.18	7.03
Cash dividends declared	—	0.02	0.03	0.03
2000
Common stock price per share:
High	$10.60	$8.15	$6.90	$8.19
Low	6.25	4.81	4.54	4.77
Close	7.56	6.82	4.96	7.22
Cash dividends declared	—	—	—	—

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial data of Bancorp.

(Dollars in thousands,
except per-share amounts)	2001	2000	1999	1998	1997

Income Statement Data
Interest income	$72,577	$78,635	$58,468	$49,849	$40,104
Interest expense	23,904	28,981	17,868	15,837	13,566

Net interest income	48,673	49,654	40,600	34,012	26,538
Loan loss provision	3,950	3,800	2,300	1,500	1,250
Noninterest income	6,180	3,767	3,527	4,184	3,195
Noninterest expense	27,949	26,715	22,801	19,349	14,851

Income before income taxes	22,954	22,906	19,026	17,347	13,632
Provision for income taxes	8,748	8,703	6,919	5,912	4,329

Net income	14,206	14,203	12,107	11,435	9,303
Balance Sheet Data
Investment securities	76,500	60,363	59,359	76,793	83,904
Loans, net	655,715	704,620	593,663	427,563	337,276
Total assets	814,615	852,975	726,738	572,050	492,573
Total deposits	693,120	696,494	573,041	483,866	419,282
Short term borrowings	7,051	59,634	74,554	20,600	7,716
Long-term debt	10,000	—	—	—	10,000
Shareholders’ equity	99,173	90,183	74,329	63,717	51,810
Share Data
Basic earnings per common share	$.56	$.57	$.48	$.46	$.38
Diluted earnings per common share	.55	.55	.47	.44	.36
Book value per common share	3.99	3.57	2.97	2.57	2.43
Cash dividends per common share	.08	—	—	—	—
Basic weighted shares outstanding	25,175	25,119	24,963	24,744	24,519
Diluted weighted shares outstanding	25,717	25,695	25,768	25,878	25,619
Asset Quality Ratios
Loan loss allowance to ending total loans	1.58%	1.28%	1.03%	1.04%	.98%
Non-performing assets to ending total assets	1.08	.98	.43	.87	.26
Net loan charge-offs to average loans	.38	.12	.12	.10	.17
Selected Other Ratios
Return on average shareholders’ equity	14.72	17.15	17.43	20.16	20.25
Return on average total assets	1.69	1.77	1.91	2.18	2.12
Net interest spread	5.46	5.92	6.31	6.25	6.03
Net interest margin	6.37	6.84	7.15	7.22	6.92
Efficiency ratio	50.95	50.01	51.67	50.66	49.95

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Highlights

Bancorp reported net income of $14.2 million, or $.56 per basic share, for the year ended December 31, 2001. This amount was consistent with net income for the year ended December 31, 2000 of $14.2 million, or $.57 per basic share. Net income in 2000 represented a 17.3% increase from 1999 net income of $12.1 million, or $.48 per basic share. The consistent earnings during the year ended December 31, 2001 as compared to December 31, 2000 primarily reflect the growth in average interest-earning assets from 2000 to 2001, offset by the decrease in the average rates earned on these assets. During 2001, average interest-earning assets increased $34.3 million, or 4.7%, to $771.6 million as compared to $737.2 million in 2000.

During 2001, Bancorp continued to expand by opening two new limited-service retirement center branches in the Portland area, and by announcing plans to open a full-service branch in Gresham, Oregon during February 2002. In addition to the branch expansion, Centennial expanded the range of products offered to its customers, by developing new online banking capabilities and a 24/7 phone banking service. Strategic alliances were formed to offer online business insurance products, equipment leasing services, and corporate retirement plan services.

Centennial continued to demonstrate a commitment to shareholders, by issuing two stock splits during 2001, and implementing a cash dividend program. In January 2001, Bancorp declared an 11-for-10 (10%) stock split. In July 2001, Bancorp declared a quarterly cash dividend of $0.02 per share, and a 21-for-20 (5%) stock split. In September 2001, Bancorp declared a cash dividend of $0.03 per share. In December 2001, Bancorp declared a quarterly cash dividend of $0.03 per share. In January 2002, Bancorp declared a 21-for-20 (5%) stock split.

Results of Operations — Years Ended December 31, 2001, 2000 and 1999

Net Interest Income (on a tax-equivalent basis)

Impacted by a slowing economy and declining interest rates, Bancorp’s net interest income decreased to $49.1 million in 2001 as compared to $50.4 million in 2000 and $41.3 million in 1999. During 2001, average interest-earning assets increased to $771.6 million as compared to average interest-earning assets of $737.2 million in 2000 and $578.4 million in 1999. At the same time, average interest-bearing liabilities increased to $597.7 million in 2001 from $597.1 million in 2000 and $454.3 million in 1999.

The average yield earned on interest-earning assets decreased by 1.31% (131 basis points) in 2001 and increased by .53% in 2000, while the average rates paid on interest-bearing liabilities decreased by .85% in 2001 and increased by  .92% in 2000. Net interest margin for 2001 decreased .47% to 6.37% from 6.84%, primarily due to a .46% decrease in net interest spread to 5.46% in 2001 from 5.92% in 2000. Net interest margin in 2000 decreased .31% to 6.84% from 7.15% in 1999, primarily due to a .39% decrease in net interest spread to 5.92% in 2000 from 6.31% in 1999.

During 2001, Bancorp experienced a decrease in loan demand, due to the weakening economy in the market areas served and an effort to reduce risk exposure in certain sectors. Because of the shrinking loan base, borrowings were further reduced during 2001, while deposits were maintained. During 2000, Bancorp supported continuing strong loan growth with increased deposits, which mainly resulted from continuing business expansion, the maturing of newer branches and aggressive marketing. In addition, deposit growth, along with operating cash flow, allowed reduced dependence on short-term borrowings.

Provision for Loan Losses

Management’s policy is to maintain an adequate allowance for loan losses. In 2001, Bancorp charged a $4.0 million loan loss provision to income, as compared to $3.8 million in 2000 and $2.3 million in 1999. The larger loan loss provisions in 2001 and 2000 primarily reflect the specifically identified and “inherent” risks of Bancorp’s loan portfolio, and the weakening economy. In 2001, loan charge-offs, net of recoveries, were $2.6 million, as compared to loan charge-offs, net of recoveries, of $815,000 in 2000 and $586,000 in 1999.

Bancorp’s allowance for loan losses was $10.5 million at December 31, 2001, as compared to $9.2 million and $6.2 million at December 31, 2000 and December 31, 1999, respectively. The ratio of the allowance for loan losses to total non-performing loans was 137%, 118% and 225% at December 31, 2001, 2000 and 1999, respectively. The increase in the allowance ratio at December 31, 2001 was a reflection of the weakening economy. The decrease in the allowance ratio at December 31, 2000 was mainly the result of increased nonaccrual totals, which were concentrated in real-estate loans to two borrowers.

Bancorp’s impaired loans totaled $23.7 million at December 31, 2001, as compared to $15.2 million at December 31, 2000 and $5.8 million at December 31, 1999. The 2001 increase was concentrated in four accounts involving issues for which action plans specific to each borrower were developed.

Noninterest Income

Noninterest income increased $2.4 million to $6.2 million in 2001 as compared to 2000 and increased $240,000 to $3.8 million in 2000 as compared to 1999. The 2001 increase resulted primarily from increased gains on sales of securities, and gains on sales of loans. The increase in 2000 resulted from significantly higher other income, which was partially offset by lower gains on sales of loans.

Gains on sales of securities increased by $603,000 during 2001, as compared to 2000, from $268,000 to $871,000. These increased gains were primarily attributable to the aggressive approach taken by Centennial in repositioning the investment portfolio in conjunction with Bancorp’s overall asset/liability management.

Gains on sales of loans increased by $985,000 during 2001, from $741,000 to $1.7 million, mainly due to increased volumes of residential mortgage loans that were caused, in part, by declining interest rates during 2001. Gains on sales of loans decreased $254,000 in 2000 as compared to 1999, mainly due to interest rate increases.

In 2001, Centennial announced the initiation of a merchant banking group to provide alliance-based products and services to Centennial customers. Fees generated from merchant banking supplemented the growth in other noninterest income of $449,000, to $1.7 million in 2001. In 2000, other noninterest income increased by $436,000 to $1.2 million, as compared to 1999, due primarily to a strategic focus to develop merchant services income.

Noninterest Expense

Noninterest expense increased $1.2 million to $27.9 million in 2001 as compared to 2000, and increased $3.9 million to $26.7 million in 2000 as compared to 1999. The 2001 increase resulted primarily from increases in legal and professional fees, and increases in other noninterest expenses, partially offset by a decrease in business development expenses. The increase in 2000 was primarily attributable to increased staffing and facilities expenses.

Legal and professional expenses increased by $738,000 during 2001, as compared to 2000, from $770,000 to $1.5 million. This increase was primarily due to increased accounting fees paid to title companies.

In 2001, other noninterest expenses grew from $2.9 million to $3.5 million, primarily due to increased costs associated with the OREO properties.

Business development expenses decreased from $993,000 in 2000 to $618,000 in 2001, due primarily to an effort made to reduce controllable business development costs.

Due to Bancorp’s growth and rising per-employee costs during 2000, salaries and employee benefit expenses increased $2.3 million to $16.6 million as compared to 1999, and premises and equipment expense increased $760,000 to $4.1 million as compared to 1999.

Provision for Income Taxes

Bancorp’s provision for income taxes was $8.7 million in 2001, $8.7 million in 2000 and $6.9 million in 1999. Bancorp’s effective tax rates for financial reporting were 38.1% in 2001, 38.0% in 2000 and 36.4% in 1999. The effective tax rate varies from federal statutory rates primarily because of nontaxable interest income and state income taxes.

Liquidity and Sources of Funds

Bancorp’s primary sources of funds are customer deposits, borrowings, loan repayments, sales and repayments of investment securities, sales of loans and operating cash flow. Scheduled loan and investment securities repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan and investment security prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not. Bancorp’s primary uses of funds include new loan advances, customer deposit withdrawals, purchases of investment securities and capital expenditures. The repurchase of Bancorp’s common stock and the payment of cash dividends were also significant uses of funds during 2001.

Bancorp’s deposits decreased slightly to $693.1 million at December 31, 2001 from $696.5 million at December 31, 2000 and increased from $573.0 million at December 31, 1999, while net loans and loans held for sale decreased to $655.7 million at December 31, 2001 from $704.6 million at December 31, 2000 and increased from $593.7 million at December 31, 1999.

Centennial maintains, on an unsecured basis, federal funds lines with correspondent banks as a backup source of temporary liquidity. At December 31, 2001, available and unused federal funds lines totaled $49.0 million. At December 31, 2000, Centennial had federal funds lines totaling $44.0 million with $9.0 million outstanding.

Centennial additionally maintains a funding line with the Federal Home Loan Bank of Seattle (“FHLB”). The borrowing availability is primarily based on Centennial’s holdings of various real estate related assets, and is limited to 10% of total assets. At December 31, 2001, Centennial had a $44.3 million FHLB borrowing limit ($57.0 million at December 31, 2000) with $10.0 million outstanding ($46.5 million outstanding at December 31, 2000). Advances are secured by the FHLB stock owned by Centennial and by all its other assets.

At December 31, 2001, Centennial also had a fully available $22.5 million ($35.0 million fully available at December 31, 2000) secured discount window line of credit with the Federal Reserve Bank of San Francisco.

Capital Resources

Total shareholders’ equity increased to $99.2 million at December 31, 2001 from $90.2 million and $74.3 million at December 31, 2000 and 1999, respectively. Total shareholders’ equity increased during 2001 and 2000 due to net income, unrealized gains on available-for-sale securities and stock option exercises. Somewhat offsetting the increase to shareholders’ equity in 2001 was the declaration of $2.1 million in cash dividends. Bancorp shareholders’ equity (Tier 1 capital) was 11.2% of average assets in 2001 as compared to 9.9% in 2000. Centennial’s shareholder equity (Tier 1 capital) was 10.7% of average assets in 2001 as compared to 9.1% in 2000.

In January 2000, Bancorp’s Board of Directors authorized the repurchase of up to an aggregate of 5% of Bancorp’s then outstanding common stock over a two-year period. The repurchase program, which expired January 2002, was authorized in response to the investment opportunity created by a perceived market under-valuation of Bancorp stock. During 2000, Bancorp repurchased 65,835 shares at a cost of approximately $490,000. During 2001, Bancorp repurchased 512,182 shares at a cost of approximately $3.7 million.

In January 2002, Bancorp’s Board of Directors approved a new stock repurchase program that, over the next two years and depending on market price and other considerations, authorizes the purchase of up to an aggregate of 5% of Bancorp’s outstanding common stock as of December 31, 2001.

Effects of Inflation and Changing Prices

The primary impact of inflation on Bancorp’s operations is increased operating overhead. Unlike most industrial companies, virtually all of the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant effect on a financial institution’s performance than the effects of general inflation. Interest rates are affected by inflation, but neither the timing nor the magnitude of interest rate fluctuations coincides with changes in an inflation index.

For these reasons, management believes that references to other information regarding interest rates earned and paid, interest-earning assets and interest-bearing liabilities will be of greater assistance than inflation-adjusted presentations in understanding Bancorp’s ability to react to changing interest rates and inflationary trends.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss to future earnings, which may result from changes in market prices and rates. Bancorp’s primary market risk exposure is the interest-rate risk associated with its investing, lending, deposit and borrowing activities. Interest-rate risk is the risk that changes in interest rates will adversely affect earnings. The risk of loss to earnings in a given period develops when the degree and timing of rate changes varies among rate-sensitive assets and liabilities.

Centennial’s senior management, through the Management Asset and Liability Committee, actively monitors and manages interest-rate sensitivity with the overall objective of achieving consistent, high quality earnings while controlling interest-rate risk within formal policy guidelines. The Asset and Liability Committee of the Board of Directors reviews interest-sensitivity reports and related matters monthly. All significant interest rate risk issues including policy exceptions are presented to Centennial’s Board of Directors for review.

Centennial’s risk of loss to earnings is measured using a computer-based system. An income simulation model is used to determine earnings sensitivity by applying +/-2% rate changes to one-year earnings projections. The earnings projections involve numerous assumptions including those concerning future portfolio growth and mix, interest rates, market and economic trends, and customer behavior. The application of rate changes also involves many assumptions about the basic components of interest-rate risk. Although management believes all assumptions and estimates used are reasonable, actual results may vary substantially.

The following table summarizes Centennial’s after-tax earnings sensitivity as of December 31, 2001:

Interest Rate Change	Change in Net Income
-2% +2%	$ -245,000 -1,105,000

The following table summarizes Centennial’s after-tax earnings sensitivity as of December 31, 2000:

Interest Rate Change	Change in Net Income
-2% +2%	$ -2,866,000 +1,547,000

At December 31, 2001, Centennial was liability sensitive to positive rate changes as compared to asset sensitive at December 31, 2000. This reversal of sensitivity developed because, as a result of the Federal Reserve’s rapid and substantial easing of market rates during the year, a large amount of Centennial’s variable-rate loans were at floor rates above current market rates, causing them to react like fixed-rate loans within the positive rate-change parameter specified.

Because of uncertainties about customer behavior, refinance activity, absolute and relative loan and deposit pricing levels, competitor pricing and market behavior, product volumes and mix, and other unknown changes in economic events affecting movements and volatility in market rates, there can be no assurance that simulation results are reliable indicators of interest-rate risk under such conditions.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

The management of Bancorp is responsible for the preparation, content and integrity of the consolidated financial statements and other statistical data and analyses compiled for this annual report. The consolidated financial statements and related notes have been prepared in conformity with generally accepted accounting principles and, in the judgment of management, present fairly Bancorp’s consolidated financial position, results of operations and cash flows. Management also believes that consolidated financial information presented elsewhere in this annual report is consistent with that in the consolidated financial statements. The amounts contained in the consolidated financial statements are based on management’s best estimates and judgments.

Management is also responsible for establishing and maintaining a system of internal control designed to provide assurance as to the protection of assets and the integrity of the consolidated financial statements and the regulatory reporting process. This system of controls includes self-monitoring mechanisms, written policies and procedures, proper delegation of authority and organizational division of responsibility, and the careful selection and training of qualified personnel. Management also maintains a code of ethics that addresses among other things, conflicts of interest, compliance with laws and regulations, and prompt reporting of any failure or circumvention of controls. An effective internal audit function periodically tests the system of internal control. Management takes action to correct control deficiencies as they are identified. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Management believes that the system of internal control provides reasonable assurances that consolidated financial transactions are recorded properly to permit the preparation of reliable consolidated financial statements and regulatory reports.

Bancorp’s independent auditors, Symonds, Evans & Company, P.C., have been engaged to render an opinion on the consolidated financial statements and to assist in carrying out the audit program described above. Their opinion on the consolidated financial statements is based on procedures performed in accordance with auditing standards generally accepted in the United States, including tests of the accounting records to the extent necessary to allow them to report on the fairness of the consolidated financial statements. Symonds, Evans & Company, P.C., has full access to the Audit Committee and the Board of Directors.

Management has made an assessment of Bancorp’s internal control, compliance with laws and regulations, and procedures over financial reporting. Based on that assessment, management believes that Bancorp maintained an effective system of internal control for financial reporting and complied with designated laws and regulations as of and for the year ended December 31, 2001.

/s/ TED R. WINNOWSKI	/s/ NEAL T. MCLAUGHLIN
Ted R. Winnowski	Neal T. McLaughlin
President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF SYMONDS, EVANS & COMPANY, P.C., INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of Centennial Bancorp

We have audited the accompanying consolidated balance sheets of Centennial Bancorp and subsidiary as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Centennial Bancorp and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

/s/ SYMONDS, EVANS & COMPANY, P.C.

Portland, Oregon
January 18, 2002

CENTENNIAL BANCORP AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000

	2001	2000

Assets
Cash and cash equivalents:
Cash and due from banks	$36,350,215	$38,213,844
Federal funds sold	3,910,000	3,465,000

Total cash and cash equivalents	40,260,215	41,678,844
Investment securities available-for-sale	76,499,705	60,362,569
Loans, net	643,321,169	693,729,855
Mortgage loans held for sale	12,393,968	10,890,003
Federal Home Loan Bank stock	6,244,100	5,832,800
Premises and equipment, net	15,358,894	15,367,393
Intangible assets, net	7,457,450	8,145,878
Accrued interest and other assets	13,079,531	16,967,620

Total assets	$814,615,032	$852,974,962

Liabilities and Shareholders’ Equity
Liabilities:
Deposits:
Demand	$164,974,596	$130,898,788
Interest-bearing demand	257,976,599	244,647,939
Savings	62,568,237	53,878,931
Time	207,600,818	267,068,684

Total deposits	693,120,250	696,494,342
Borrowings	17,051,067	59,634,083
Accrued interest and other liabilities	5,271,190	6,663,542

Total liabilities	715,442,507	762,791,967
Shareholders’ equity:
Preferred stock	—	—
Common stock, 24,876,907 and 25,241,432 shares issued and outstanding at December 31, 2001 and 2000, respectively	27,213,622	30,535,794
Retained earnings	71,920,666	59,826,586
Accumulated other comprehensive income (loss)	38,237	(179,385)

Total shareholders’ equity	99,172,525	90,182,995

Total liabilities and shareholders’ equity	$814,615,032	$852,974,962

See accompanying notes.

CENTENNIAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

	2001	2000	1999

Interest and dividend income:
Interest and fees on loans	$67,706,109	$74,847,846	$54,133,662
Taxable interest on investment securities	2,961,303	1,904,742	2,227,213
Nontaxable interest on investment securities	855,515	1,450,290	1,433,205
Dividends on Federal Home Loan Bank stock	411,555	364,000	385,100
Interest on federal funds sold	628,691	60,728	280,334
Deposits with banks	14,315	7,970	8,303

Total interest and dividend income	72,577,488	78,635,576	58,467,817
Interest expense:
Deposits:
Interest-bearing demand and savings	9,277,744	11,045,108	7,865,362
Time	13,394,364	13,772,392	8,596,805
Borrowings	1,232,438	4,163,980	1,405,250

Total interest expense	23,904,546	28,981,480	17,867,417

Net interest income	48,672,942	49,654,096	40,600,400
Loan loss provision	3,950,000	3,800,000	2,300,000

Net interest income after loan loss provision	44,722,942	45,854,096	38,300,400
Noninterest income:
Service charges on deposit accounts	1,923,374	1,548,647	1,459,402
Gains on sales of loans, net	1,726,766	741,463	995,823
Gains on sales of investment securities, net	871,371	268,017	298,625
Other	1,658,419	1,208,986	773,432

Total noninterest income	6,179,930	3,767,113	3,527,282
Noninterest expense	27,948,963	26,715,433	22,801,627

Income before income taxes	22,953,909	22,905,776	19,026,055
Provision for income taxes	8,747,558	8,703,197	6,919,290

Net income	$14,206,351	$14,202,579	$12,106,765

Basic earnings per common share	$.56	$.57	$.48

Diluted earnings per common share	$.55	$.55	$.47

Weighted average common shares outstanding:
Basic	25,175,330	25,118,721	24,963,356
Diluted	25,716,723	25,695,489	25,767,660

See accompanying notes.

CENTENNIAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years ended December 31, 2001, 2000 and 1999

				Accumulated
				other		Total
	Number	Common	Retained	comprehensive	Comprehensive	shareholders'
	of shares	stock	earnings	income (loss)	income (loss)	equity

Balances at December 31, 1998	24,810,832	$29,690,949	$33,517,242	$508,950		$63,717,141
Comprehensive income:
Net income	—	—	12,106,765	—	$12,106,765	12,106,765
Other comprehensive loss - unrealized losses on investment securities of $2,005,005 (net of income taxes of approximately $1,345,000), net of reclassification adjustment for gains on sales of investment securities included in net income of $190,015 (net of income taxes of approximately $109,000)	—	—	—	(2,195,020)	(2,195,020)	(2,195,020)

Comprehensive income	—	—	—	—	$9,911,745	—

Stock options exercised	206,000	383,619	—	—		383,619
Tax benefit of stock options exercised	—	316,256	—	—		316,256

Balances at December 31, 1999	25,016,832	30,390,824	45,624,007	(1,686,070)		74,328,761
Comprehensive income:
Net income	—	—	14,202,579	—	14,202,579	14,202,579
Other comprehensive income - unrealized gains on investment securities of $1,673,204 (net of income taxes of approximately $1,026,000), net of reclassification adjustment for gains on sales of investment securities included in net income of $166,171 (net of income taxes of approximately $102,000)	—	—	—	1,506,685	1,506,685	1,506,685

Comprehensive income	—	—	—	—	$15,709,264	—

Stock options exercised	290,435	495,496	—	—		495,496
Tax benefit of stock options exercised	—	139,803	—	—		139,803
Repurchases of common stock	(65,835)	(490,329)	—	—		(490,329)

Balances at December 31, 2000	25,241,432	30,535,794	59,826,586	(179,385)		90,182,995
Comprehensive income:
Net income	—	—	14,206,351	—	14,206,351	14,206,351
Other comprehensive income - unrealized gains on investment securities of $749,158 (net of income taxes of approximately $468,000), net of reclassification adjustment for gains on sales of investment securities included in net income of $531,536 (net of income taxes of approximately $340,000)	—	—	—	217,622	217,622	217,622

Comprehensive income	—	—	—	—	$14,423,973	—

Stock options exercised	147,657	281,860	—	—		281,860
Tax benefit of stock options exercised	—	102,783	—	—		102,783
Cash dividends declared ($.08 per share)	—	—	(2,112,271)	—		(2,112,271)
Repurchases of common stock	(512,182)	(3,706,815)	—	—		(3,706,815)

Balances at December 31, 2001	24,876,907	$27,213,622	$71,920,666	$38,237		$99,172,525

See accompanying notes.

CENTENNIAL BANCORP AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2001, 2000 and 1999

	2001	2000	1999

Cash flows from operating activities:
Net income	$14,206,351	$14,202,579	$12,106,765
Adjustments to reconcile net income to net cash provided by operating activities:
Gains on sales of mortgage loans and investment securities, net	(2,598,137)	(1,009,480)	(1,294,448)
Dividends on Federal Home Loan Bank stock	(411,555)	(364,000)	(385,100)
Loan loss provision	3,950,000	3,800,000	2,300,000
Deferred income taxes	(800,997)	(1,327,747)	(935,809)
Depreciation and amortization	2,562,574	2,404,180	2,356,296
Originations of mortgage loans held for sale	(225,314,122)	(142,042,227)	(152,458,419)
Proceeds from sales of mortgage loans held for sale	225,536,923	138,049,027	158,337,944
Changes in certain assets and liabilities:
Accrued interest and other assets	4,664,197	(2,848,651)	(12,391,249)
Accrued interest and other liabilities	(2,103,307)	1,850,041	946,919

Net cash provided by operating activities	19,691,927	12,713,722	8,582,899
Cash flows from investing activities:
Investment securities available-for-sale:
Purchases	(131,311,269)	(16,230,725)	(11,202,082)
Maturities	34,354,964	2,626,655	2,312,850
Proceeds from sales	81,804,917	15,278,447	23,071,850
Net decrease (increase) in loans	46,458,686	(110,022,071)	(173,283,354)
Purchases of premises and equipment, net	(1,634,474)	(1,160,182)	(4,901,376)

Net cash provided by (used in) investing activities	29,672,824	(109,507,876)	(164,002,112)
Cash flows from financing activities:
Net increase (decrease) in deposits	(3,374,092)	123,452,859	89,175,187
Increase (decrease) in borrowings, net	(42,583,016)	(14,919,884)	53,953,896
Payment of cash dividends	(1,401,317)	—	—
Proceeds from exercise of stock options	281,860	495,496	383,619
Repurchases of common stock	(3,706,815)	(490,329)	—

Net cash provided by (used in) financing activities	(50,783,380)	108,538,142	143,512,702

Net increase (decrease) in cash and cash equivalents	(1,418,629)	11,743,988	(11,906,511)
Cash and cash equivalents at beginning of year	41,678,844	29,934,856	41,841,367

Cash and cash equivalents at end of year	$40,260,215	$41,678,844	$29,934,856

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Description of business and summary of significant accounting policies

Principles of consolidation

The accompanying consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company, and its wholly owned subsidiary, Centennial Bank (“Centennial”) (collectively, “Bancorp”). Effective May 31, 2001, Centennial Mortgage Co., a wholly owned subsidiary of Bancorp at that date, was merged into Centennial. Centennial provides residential and commercial financing, banking and other services. All significant intercompany accounts and transactions have been eliminated in consolidation.

Method of accounting

Bancorp prepares its consolidated financial statements in conformity with accounting principles generally accepted in the United States and prevailing practices within the banking industry. Bancorp utilizes the accrual method of accounting, which recognizes income when earned and expenses when incurred. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one-day periods.

Bancorp is required to maintain an average reserve balance with the Federal Reserve Bank or maintain such reserve balance in the form of cash. At December 31, 2001 and 2000, Bancorp met the Federal Reserve Bank requirements.

Supplemental disclosures of cash flow information

During 2001, 2000 and 1999, noncash transactions resulted from changes in unrealized gains (losses) on investment securities available-for-sale, net of income taxes, and the income tax benefit of stock options exercised, as disclosed in the accompanying consolidated statements of changes in shareholders’ equity.

During 2001, 2000 and 1999, Bancorp paid approximately $24,860,000, $28,200,000 and $17,647,000, respectively, in interest expense.

During 2001, 2000 and 1999, Bancorp paid approximately $9,375,000, $9,708,000 and $8,443,000, respectively, in income taxes.

Investment securities available-for-sale

Investment securities available-for-sale are reported at fair value with changes in unrealized gains and losses excluded from earnings and reported as other comprehensive income or loss, net of income taxes.

Gains and losses on sales of investment securities available-for-sale are recognized on a specific identification basis. Premiums and discounts on investment securities available-for-sale are recognized in interest income using the interest method generally over the period to maturity. Premiums and discounts on mortgage-backed securities are amortized using the interest method over a period that anticipates prepayments of principal.

Declines in the fair value of investment securities available-for-sale below their cost that are other than temporary would result in write-downs of the individual securities to their fair value. The related write-downs would be included in earnings as realized losses. Management believes that all unrealized losses on investment securities available-for-sale as of December 31, 2001 and 2000 are temporary.

Loans

Loans are reported at their outstanding principal balance less the allowance for loan losses and deferred loan fees. The allowance for loan losses represents management’s recognition of the assumed risks of extending credit and the quality of the existing loan portfolio. The allowance is maintained at a level considered adequate to provide for estimated loan losses based on management’s assessment of various factors affecting the portfolio. Management’s periodic evaluation of the adequacy of the allowance is based on historical loss experience, known and inherent risks in the portfolio, adverse situations that may affect a borrower’s ability to repay, the estimated value of any underlying collateral and guarantees, and current economic conditions. The allowance is based on estimates, and ultimate losses may vary from the current estimates. These estimates are reviewed periodically, and, as adjustments become necessary, they are reported in earnings in the periods in which they become known. The allowance for loan losses is increased by charges to income and decreased by chargeoffs, net of recoveries.

Credit policies require an evaluation of each borrower’s creditworthiness on a case-by-case basis. In the course of evaluating a borrower’s creditworthiness, management determines a requisite amount of collateral support. The type of collateral held varies, but may include real estate, equipment, accounts receivable and inventories. Personal guaranties of the borrower may also be obtained in addition to the collateral. Management believes that the loan portfolio is diversified among industry groups and does not contain a direct concentration of loans in a single industry (other than the construction industry) that exceeds 10% of the portfolio. It is management’s opinion that the allowance for loan losses is adequate to absorb known and inherent risks in the loan portfolio. However, actual results may differ from these estimates.

Loans are considered impaired when it is probable that all amounts due will not be collected according to the contractual terms. An impaired loan must be valued using the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s observable market price or the estimated fair value of the loan’s underlying collateral or related guaranty. Bancorp primarily measures impairment on all large balance nonaccrual loans (typically commercial and commercial real estate loans) based on the estimated fair value of the underlying collateral or related guaranty. In certain other cases, impairment is measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Amounts deemed impaired are either specifically allocated for in the allowance for loan losses or reflected as a partial charge-off of the loan balance. Smaller balance homogeneous loans (typically installment loans) are collectively evaluated for impairment. Accordingly, Bancorp does not separately identify individual installment loans for impairment disclosures.

The accrual of interest on impaired loans is discontinued when the repayment of principal and interest is doubtful. When the accrual of interest is discontinued, all unpaid accrued interest is reversed. The interest on these loans is accounted for on the cash-basis or the cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Loan origination fees, net of origination costs, are deferred and recognized as an adjustment of the yield of the related loan.

Interest income on all loans is accrued as earned using the simple interest method.

Various regulatory agencies, as an integral part of their examination process, periodically review the allowance for loan losses. Such agencies may require adjustments to the allowance based on their judgment of the information available to them at the time of their examinations.

Mortgage loans

Centennial originates conventional and federally insured residential mortgage loans for resale in the secondary market. Mortgage loans are sold without recourse; however, these sales are subject to technical underwriting exceptions and related repurchase risks. Such risks are considered in the determination of the allowance for loan losses.

Mortgage loans originated and intended for sale in the secondary market are carried at the lower of cost or estimated market value. Market value is determined on an aggregate loan basis.

At December 31, 2001, 2000 and 1999, Bancorp held servicing rights to approximately $35,604,000, $42,638,000 and $36,842,000, respectively, in mortgage loans which had been sold into the secondary market. Such mortgage loans are not included in the accompanying consolidated balance sheets. The net amount of capitalized mortgage servicing rights (approximately $281,000 and $386,000 at December 31, 2001 and 2000, respectively) is included in accrued interest and other assets in the accompanying consolidated balance sheets.

Federal Home Loan Bank stock

Bancorp’s investment in Federal Home Loan Bank (“FHLB”) stock is carried at par value, which approximates fair value. As a member of the FHLB system, Bancorp maintains a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. At December 31, 2001, Bancorp met its minimum required investment of approximately $500,000. Bancorp may request redemption at par value of any FHLB stock in excess of the minimum required investment. Stock redemptions are at the discretion of FHLB.

Premises and equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization are computed principally using the straight-line method over the shorter of the estimated useful lives of the assets or terms of the leases. Amortization of leasehold improvements is included in depreciation and amortization expense in the accompanying consolidated financial statements.

Intangible assets

In connection with a branch acquisition in Clark County, Washington in 1999, Bancorp recorded intangible assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” Such intangible assets are being amortized on a straight-line method over a period of approximately 15 years. It is Bancorp’s policy to review intangible assets for impairment whenever events or changes in circumstances indicate that it may not recover its investment in the underlying assets or liabilities that gave rise to such intangible assets. Amortization of intangible assets in 2001, 2000 and 1999 was approximately $688,000, $688,000 and $487,000, respectively.

Advertising

Advertising costs are generally charged to expense during the year in which they are incurred.

Income taxes

Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes.

Recently issued accounting standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” These statements make significant changes to the accounting for business combinations and goodwill. SFAS No. 141 eliminates the pooling-of-interests method of accounting and requires that the purchase method of accounting be used for business combinations initiated after June 30, 2001. SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. SFAS No. 142 also requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Management is currently evaluating the impact that SFAS No. 142 will have on its consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Bancorp does not expect that adoption of SFAS No. 143 will have a material effect on Bancorp’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and provides guidance on the classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Bancorp does not expect that adoption of SFAS No. 144 will have a material effect on the Bancorp’s consolidated financial statements.

Reclassifications

Certain amounts in 2000 and 1999 have been reclassified to conform with the 2001 presentation. Net income was not affected by these reclassifications.

2.     Investment securities available-for-sale

Investment securities available-for-sale consisted of the following at December 31, 2001 and 2000:

		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair value

2001
U.S. Government and agency securities	$14,750,756	$297,849	$13,889	$15,034,716
Obligations of state and political subdivisions	23,241,046	144,848	246,858	23,139,036
Corporate bonds	5,086,140	95,116	6,066	5,175,190
Mortgage-backed securities	32,747,658	51,826	276,196	32,523,288
Other	617,338	10,137	—	627,475

Total	$76,442,938	$599,776	$543,009	$76,499,705

2000
U.S. Treasury securities	$499,783	$—	$173	$499,610
U.S. Government and agency securities	38,157,018	1,709	343,069	37,815,658
Obligations of state and political subdivisions	16,216,658	168,118	125,476	16,259,300
Corporate bonds	2,061,947	—	29,478	2,032,469
Mortgage-backed securities	3,202,684	—	3,402	3,199,282
Other	513,261	46,189	3,200	556,250

Total	$60,651,351	$216,016	$504,798	$60,362,569

The amortized cost and estimated fair value of investment securities available-for-sale at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized	Estimated
	cost	fair value

Due in 1 year or less	$2,282,114	$2,313,480
Due after 1 through 5 years	33,710,779	34,138,640
Due after 5 through 10 years	378,405	386,747
Due after 10 years	6,706,644	6,510,075
Mortgage-backed securities	32,747,658	32,523,288
Other	617,338	627,475

Total	$76,442,938	$76,499,705

At December 31, 2001, investment securities available-for-sale with an estimated fair value of approximately $12,628,000 (approximately $23,880,000 at December 31, 2000) were pledged to collateralize public deposits, and investment securities available-for-sale with an estimated fair value of approximately $9,526,000 (approximately $29,235,000 at December 31, 2000) were pledged to collateralize borrowings (see Note 6).

Gross realized gains and losses on sales of investment securities during the years ended December 31, 2001, 2000 and 1999 were as follows:

	Gross	Gross
	realized	realized	Net gains
	gains	losses	on sales

2001	$876,999	$5,628	$871,371
2000	268,017	—	268,017
1999	298,625	—	298,625

3. Loans

Loans consisted of the following at December 31, 2001 and 2000:

	2001	2000

Real estate — mortgage	$163,524,775	$147,737,507
Real estate — construction	212,576,779	261,726,951
Commercial	259,961,349	273,866,755
Installment	11,187,783	9,379,311
Lease financing	4,833,024	4,606,838
Other	1,743,580	5,562,841

	653,827,290	702,880,203
Less allowance for loan losses	(10,506,121)	(9,150,348)

Loans, net	$643,321,169	$693,729,855

Bancorp is located, and conducts its business primarily, within the greater Portland metropolitan area; Lane County, Oregon; and Clark County, Washington. A substantial portion of Bancorp’s loans are collateralized by real estate in these geographic areas and, accordingly, the ultimate collectibility of a substantial portion of the loan portfolio is susceptible to changes in the local market conditions.

Transactions in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

Balance at beginning of year	$9,150,348	$6,164,507	$4,450,614
Loan loss provision	3,950,000	3,800,000	2,300,000
Loans charged-off	(2,667,143)	(906,319)	(671,827)
Recoveries of loans previously charged-off	72,916	92,160	85,720

Balance at end of year	$10,506,121	$9,150,348	$6,164,507

At December 31, 2001 and 2000, Bancorp had approximately $23,716,000 and $15,214,000, respectively, in impaired loans. The specific valuation allowance related to these impaired loans totaled approximately $3,744,000 and $2,253,000 at December 31, 2001 and 2000, respectively. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000 and 1999 was approximately $19,465,000, $9,518,000 and $5,525,000, respectively. Interest income recognized on impaired loans for the years ended December 31, 2001, 2000, and 1999 was approximately $1,278,000, $595,000, and $417,000, respectively.

Loans on nonaccrual status at December 31, 2001 were approximately $7,694,000 ($7,268,000 at December 31, 2000). Interest income, which would have been realized on such nonaccrual loans outstanding at year-end if the loans had remained current, was approximately $659,000, $1,226,000 and $97,000 during the years ended December 31, 2001, 2000 and 1999, respectively. Loans contractually past due 90 days or more on which interest continued to accrue were approximately $529,000 at December 31, 2000 (none at December 31, 2001).

4. Premises and equipment

Premises and equipment consisted of the following at December 31, 2001 and 2000:

	2001	2000

Land	$2,948,046	$2,948,046
Buildings and leasehold improvements	13,302,139	13,123,772
Furniture and equipment	11,294,264	9,919,282

	27,544,449	25,991,100
Less accumulated depreciation and amortization	(12,185,555)	(10,623,707)

Premises and equipment, net	$15,358,894	$15,367,393

5. Time deposits

Time deposits in excess of $100,000 aggregated approximately $81,048,000 and $112,358,000 at December 31, 2001 and 2000, respectively.

At December 31, 2001, the scheduled annual maturities of all time deposits were approximately as follows:

2002	$191,298,000
2003	14,709,000
2004	1,210,000
2005	248,000
2006	30,000
Thereafter	106,000

$207,601,000

6. Borrowings

Borrowings and the related weighted average interest rates consisted of the following at December 31, 2001 and 2000:

	2001		2000

		Weighted		Weighted
		average		average
	Amount	interest rate	Amount	interest rate

Securities sold under agreement to repurchase	$7,051,067	3.45%	$4,134,083	6.30%
FHLB borrowings under promissory note agreements	10,000,000	3.61	23,900,000	6.43
Federal funds purchased	—	—	9,000,000	6.40
FHLB cash management advance program	—	—	22,600,000	6.83

	$17,051,067		$59,634,083

Securities sold under agreement to repurchase are due on demand and are secured by investment securities available-for-sale. FHLB borrowings under promissory note agreements are due in December 2003 and are secured by Bancorp’s total assets.

At December 31, 2001, Bancorp has remaining available borrowings from the FHLB of approximately $34,316,000. In addition, $49,000,000 of federal funds lines are maintained with correspondent banks as a backup source of liquidity. Bancorp also maintains a secured discount window line of credit with the Federal Reserve Bank of San Francisco, whereby Bancorp had available borrowings of $22,500,000 as of December 31, 2001.

7. Off-balance-sheet financial instruments

In the ordinary course of business, Bancorp enters into various transactions, which include commitments to extend credit and standby and commercial letters of credit, that are not included in the accompanying consolidated balance sheets. Bancorp applies the same credit standards to these commitments as it uses in all of its lending processes and includes these commitments in its lending risk evaluations. At December 31, 2001 and 2000, Bancorp had no commitments to extend credit at below-market interest rates and held no derivative financial instruments.

Bancorp’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby and commercial letters of credit is represented by the contractual amount of those instruments. Bancorp uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The distribution of commitments to extend credit approximates the distribution of loans outstanding.

Bancorp’s off-balance-sheet financial instruments at December 31, 2001 and 2000 were approximately as follows:

	2001	2000

Commitments to extend credit	$206,494,000	$236,915,000
Standby and commercial letters of credit	5,541,000	6,330,000

Commitments to extend credit are agreements to lend to customers. These commitments have specified interest rates and generally have fixed expiration dates but may be terminated if certain conditions of the contract are violated. Although subject to drawdown, many of these commitments are expected to expire or terminate without funding. Therefore, the total commitment amounts do not necessarily represent future cash requirements. Collateral relating to these commitments varies, but may include cash, accounts receivable, inventories, equipment, securities and real estate.

Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Credit risk arises in these transactions from the possibility that a customer may not be able to repay upon default of performance. Collateral for standby and commercial letters of credit is based on an individual evaluation of each customer’s creditworthiness, but may include cash, accounts receivable, inventories, equipment, securities and real estate.

8. Estimated fair value of financial instruments

Bancorp primarily uses quoted market prices or present value techniques to estimate the fair value of its fixed rate financial instruments. The carrying amounts of variable and administered rate financial instruments are considered reasonable estimates of fair value. Valuation methods require considerable judgment, and the resulting estimates of fair value can be significantly affected by the assumptions made and methods used. Accordingly, the estimates provided herein do not necessarily indicate amounts that could be realized in a current market exchange.

In addition, as Bancorp normally intends to hold the majority of its financial instruments until maturity, it does not expect to realize many of the estimated amounts disclosed. The disclosures also do not include estimated fair value amounts for items that are not defined as financial instruments but which have significant value. These include such off-balance-sheet items as core deposit intangibles. Bancorp does not believe that it would be practicable to estimate a representational fair value for these types of items at December 31, 2001 and 2000.

Because the estimated fair value disclosures exclude certain financial instruments and all nonfinancial instruments, any aggregation of the fair value amounts presented would not represent Bancorp’s underlying value.

The following methods and assumptions are used to estimate the fair value of financial instruments:

Cash and cash equivalents: The carrying amount approximates the estimated fair value.

Investment securities available-for-sale: The estimated fair value is based on quoted market prices or the market values for comparable securities.

Loans: The estimated fair value of fixed-rate loans is estimated by discounting the contractual cash flows of the loans using December 31, 2001 and 2000 origination rates. The resulting amounts are adjusted to estimate the effects of changes in credit quality of borrowers since the loans were originated.

Mortgage loans held for sale: The estimated fair value represents the anticipated proceeds from sale of the loans.

FHLB stock: The carrying amount approximates the estimated fair value.

Deposits: The estimated fair value of demand deposits, consisting of checking, savings and certain interest-bearing demand deposit accounts, is represented by the amounts payable on demand. The estimated fair value of time deposits is calculated by discounting the scheduled cash flows using the December 31, 2001 and 2000 rates offered on these instruments.

Borrowings: The carrying amount approximates the estimated fair value.

The estimated fair value of Bancorp’s significant on-balance sheet financial instruments at December 31, 2001 and 2000 were approximately as follows:

	2001		2000

		Estimated		Estimated
	Carrying	fair	Carrying	fair
	value	value	value	value

Financial assets:
Cash and cash equivalents	$40,260,000	$40,260,000	$41,679,000	$41,679,000
Investment securities available-for-sale	76,500,000	76,500,000	60,363,000	60,363,000
Loans and mortgage loans held for sale, net	655,715,000	664,134,000	704,620,000	700,265,000
FHLB stock	6,244,000	6,244,000	5,833,000	5,833,000
Financial liabilities:
Deposits	693,120,000	695,242,000	696,494,000	697,573,000
Borrowings	17,051,000	17,051,000	59,634,000	59,634,000

9. Commitments and contingencies

Bancorp leases certain land and facilities under noncancelable operating leases, generally for terms of 5 to 50 years, some of which include renewal options and escalation clauses. At December 31, 2001, the aggregate minimum rental commitments under operating leases that have initial or remaining noncancelable lease terms in excess of one year were approximately as follows:

2002	$1,187,000
2003	1,070,000
2004	1,068,000
2005	1,084,000
2006	1,060,000
Thereafter	7,485,000

Total minimum lease payments	$12,954,000

Total rent expense was approximately $1,920,000, $1,709,000 and $1,213,000 in 2001, 2000 and 1999, respectively.

In the ordinary course of business, litigation arises from normal banking activities. In the opinion of management, the ultimate outcome of these matters will not have a material adverse effect on Bancorp’s consolidated financial position, results of operations or cash flows.

10. Noninterest expense

Noninterest expense was comprised of the following for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Salaries and employee benefits	$16,712,483	$16,585,759	$14,293,013
Premises and equipment	4,114,709	4,075,364	3,315,826
Business development	617,987	992,994	830,097
Legal and professional	1,508,559	770,639	657,816
Data processing	828,798	685,479	665,704
Other	4,166,427	3,605,198	3,039,171

Total -noninterest expense	$27,948,963	$26,715,433	$22,801,627

11. Income taxes

The provision (credit) for income taxes was comprised of the following for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Current:
Federal	$7,885,493	$8,223,672	$6,482,551
State	1,663,062	1,807,272	1,372,548
Deferred	(800,997)	(1,327,747)	(935,809)

Provision for income taxes	$8,747,558	$8,703,197	$6,919,290

The provision for income taxes results in effective tax rates that are different than the federal income tax statutory rate. The nature of the differences for the years ended December 31, 2001, 2000 and 1999 were as follows:

	2001	2000	1999

Expected federal income tax provision at statutory rates	$8,033,869	$8,017,022	$6,659,004
State income tax, net of federal effect	1,027,415	1,006,825	843,341
Tax-exempt interest income	(292,769)	(498,153)	(478,504)
Other, net	(20,957)	177,503	(104,551)

Provision for income taxes	$8,747,558	$8,703,197	$6,919,290

The components of the net deferred tax assets at December 31, 2001 and 2000 were as follows:

	2001	2000

Deferred tax assets
Nonqualified benefit plans	$749,413	$716,865
Allowance for loan losses	4,227,156	3,446,345
Net unrealized losses on investment securities	—	126,076
Other, net	830,965	769,293

Total deferred tax assets	5,807,534	5,058,579
Deferred tax liabilities
Mortgage servicing rights	110,309	151,795
FHLB stock dividends	1,168,628	1,006,887
Other, net	350,344	371,711

Total deferred tax liabilities	1,629,281	1,530,393

Net deferred tax assets	$4,178,253	$3,528,186

Management believes, primarily based upon historical performance, that the net deferred tax assets will be recognized in the normal course of operations and, accordingly, has not reduced net deferred tax assets by a valuation allowance.

The exercise of nonstatutory stock options, which have been granted under Bancorp’s stock option plans (see Note 13), gives rise to compensation that is included in the taxable income of the applicable directors or employees and is deductible by Bancorp for federal and state income tax purposes. Such compensation results from increases in the fair market value of Bancorp’s common stock subsequent to the date of grant of the applicable stock options. In accordance with accounting principles generally accepted in the United States, such compensation is not recognized as an expense for financial accounting purposes, and the related tax benefits are recorded as an increase to common stock.

12. Transactions with related parties

Certain officers and directors (and the companies with which they are associated) are customers of, and have had banking transactions with, Bancorp in the ordinary course of business. In addition, Bancorp expects to continue to have such banking transactions in the future. All loans and commitments to loan to such parties are generally made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons. In the opinion of management, these transactions do not involve more than the normal risk of collectibility or present any other unfavorable features.

Activity with respect to loans to directors, their affiliates and executive officers of Bancorp for the year ended December 31, 2001 was as follows:

Balance at January 1, 2001	$6,842,661
Additions or renewals	10,285,024
Amounts collected or renewed	(9,867,795)

Balance at December 31, 2001	$7,259,890

In addition, included in commitments in Note 7 are approximately $2,367,000 of commitments to extend credit to directors, their affiliates, and executive officers of Bancorp at December 31, 2001 ($1,401,000 at December 31, 2000).

13. Stock options

Bancorp has a 1993 Non-employee Director Stock Option Plan (“Director Plan”); a 1993 Incentive Stock Option Plan (“Incentive Plan”); and a 1995 Stock Incentive Plan (“Option Plan”).

Director Plan

Under the Director Plan, shares of common stock are reserved for issuance at their fair market value at the date of grant to non-employee directors of Bancorp and its subsidiary. Generally, options become exercisable over a period of three years of subsequent service. The options expire in a maximum of ten years from the date of grant. At December 31, 2001, 175,058 of the 177,509 options outstanding were exercisable, and 162,405 shares were reserved for future grant.

Incentive Plan

Under the Incentive Plan, officers of Bancorp and its subsidiary may be granted options to purchase shares of common stock. The option price is the fair market value at the date of grant. Generally, options become exercisable over a period of five years of subsequent service. The options expire in a maximum of ten years from the date of grant. At December 31, 2001, all of the 129,119 options outstanding were exercisable, and 1,256 shares were reserved for future grant.

Option Plan

Under the Option Plan, Bancorp employees, directors and consultants may be granted nonstatutory stock options or restricted stock awards, and Bancorp employees may be granted incentive stock options. The exercise prices of nonstatutory stock options and the price to be paid for restricted stock is established by a committee of Bancorp’s Board of Directors (the “Board”). The exercise price of incentive stock options must be no less than the fair market value of the underlying shares on the date of grant. Options granted under the Option Plan expire on such date as established by a committee of the Board. However, incentive stock options expire in a maximum of ten years from the date of grant. At December 31, 2001, 1,420,287 options were outstanding under the Option Plan, consisting of 682,336 incentive stock options and 737,951 nonstatutory stock options. At December 31, 2001, a total of 1,021,688 of the options outstanding were exercisable, and 405,075 shares were reserved for future grant. Bancorp has not granted any restricted stock awards under the Option Plan.

Transactions involving option activity for the years ended December 31, 2001, 2000 and 1999 are summarized as follows:

	2001		2000		1999

		Weighted-		Weighted-		Weighted-
		average		average		average
	Options	exercise	Options	exercise	Options	exercise
	outstanding	price	outstanding	price	outstanding	price

Balance at beginning of year	1,687,259	$5.37	1,809,667	$4.63	1,753,677	$3.65
Granted	214,953	7.11	183,501	6.92	270,181	9.16
Forfeited	(27,640)	7.51	(15,474)	7.06	(8,191)	10.97
Exercised	(147,657)	1.91	(290,435)	1.71	(206,000)	1.86

Balance at end of year	1,726,915	$5.85	1,687,259	$5.37	1,809,667	$4.63

Information regarding the number, weighted-average remaining contractual life and weighted-average exercise price of options by range of exercise price at December 31, 2001 is as follows:

	Options outstanding			Options exercisable

		Weighted-
		average	Weighted-		Weighted-
Range of		remaining	average		average
exercise	Number	contractual	exercise	Number	exercise
price	of options	life (years)	price	of options	price

Under $5.00	721,257	7.5	$2.46	721,257	$2.46
$5.01—$10.00	806,753	10.9	7.69	474,593	8.10
$10.01—$15.00	198,905	6.9	10.65	130,015	10.64

	1,726,915	9.1	$5.85	1,325,865	$5.28

Exercisable options at December 31, 2000 and 1999 totaled 1,194,257 and 1,195,118, respectively.

No compensation cost has been recognized for the options issued under the stock option plans, as Bancorp adopted the disclosure-only provisions of SFAS No. 123, “Accounting for Stock-Based Compensation. “ Had compensation cost been determined based on the fair value of the options at the date of grant, consistent with the provisions of SFAS No. 123, Bancorp’s pro forma net income and pro forma earnings per common share would have been as follows for the years ended December 31, 2001, 2000 and 1999:

	2001	2000	1999

Net income:
— as reported	$14,206,351	$14,202,579	$12,106,765
— pro forma	13,491,542	13,550,176	11,753,038
Basic earnings per common share:
— as reported	$.56	$.57	$.48
— pro forma	.54	.54	.47
Diluted earnings per common share:
— as reported	$.55	$.55	$.47
— pro forma	.52	.53	.46

The pro forma effect on net income for 2001, 2000 and 1999 is not representative of the pro forma effect in future years, because compensation expense related to grants made prior to December 31, 1994 — and which vest in subsequent years — is not considered. For purposes of the above pro forma information, the fair value of each option grant was estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions:

	2001	2000	1999

Risk-free interest rate	5.5%	5.0%	6.3%
Expected life (in years)	7.3	7.3	7.3
Expected volatility	34.5%	36.4%	32.6%
Expected dividend yield	1.6%	0.0%	0.0%

The effect of applying the fair-value-based method to stock options granted in the years ended December 31, 2001, 2000 and 1999 resulted in a weighted-average grant date fair value of $2.82, $3.17 and $4.58, respectively.

14.     Shareholders’ equity

At December 31, 2001 and 2000, Bancorp had 10,000,000 shares of no par value authorized but unissued preferred stock, which was comprised of 5,000,000 shares each of voting and nonvoting stock. At December 31, 2001 and 2000, Bancorp had 50,000,000 shares of no par value authorized common stock.

In January 2000, Bancorp authorized the repurchase of up to an aggregate of 5% of its then outstanding common stock over a two-year period. During the years ended December 31, 2001 and 2000, Bancorp repurchased 512,182 and 65,835 shares of common stock, respectively.

In December 2001, Bancorp approved a new repurchase program, authorizing the repurchase of up to an aggregate of 5% of its currently outstanding common stock over a two-year period.

During the years ended December 31, 2001, 2000 and 1999, Bancorp had various stock splits. In addition, on January 16, 2002, the Board declared a 5% stock split, payable on February 22, 2002, to Bancorp shareholders of record at the close of business on February 1, 2002. All information in the accompanying consolidated financial statements and footnotes has been adjusted to give retroactive effect to all stock splits.

15.     Basic and diluted earnings per common share

The numerators and denominators used in computing basic and diluted earnings per common share for the years ended December 31, 2001, 2000 and 1999 can be reconciled as follows:

	Net income	Shares	Per-share
	(numerator)	(denominator)	amount

2001
Basic earnings per common share —
Income available to common shareholders	$14,206,351	25,175,330	$.56

Effect of assumed conversion of stock options	—	541,393

Diluted earnings per common share	$14,206,351	25,716,723	$.55

2000
Basic earnings per common share —
Income available to common shareholders	$14,202,579	25,118,721	$.57

Effect of assumed conversion of stock options	—	576,768

Diluted earnings per common share	$14,202,579	25,695,489	$.55

1999
Basic earnings per common share —
Income available to common shareholders	$12,106,765	24,963,356	$.48

Effect of assumed conversion of stock options	—	804,304

Diluted earnings per common share	$12,106,765	25,767,660	$.47

16. Employee benefit plan

Bancorp has an employee savings and profit sharing plan (the “Plan”), which covers all fulltime employees over age 21 with one year of service. The Plan allows employees to contribute from 2% to 15% of their salary on a tax-deferred basis. Bancorp’s matching contributions are determined annually by the Board of Directors, up to a maximum of 6% of each employee’s compensation. In addition to the matching contributions, Bancorp may also make discretionary contributions to the Plan. Bancorp’s contributions charged to operations related to the Plan totaled approximately $400,000 in 2001 ($460,000 in 2000 and $400,000 in 1999).

17. Regulatory matters

Bancorp and Centennial are subject to the regulations of certain federal and state agencies and receive periodic examinations by those regulatory authorities. In addition, Bancorp and Centennial are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory — and possibly additional discretionary — actions by regulators that, if undertaken, could have a direct material effect on Bancorp’s or Centennial’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and Centennial must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. Bancorp’s and Centennial’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require Bancorp and Centennial to maintain minimum amounts and ratios (set forth in the tables below) of total and Tier I capital to risk-weighted assets, and of Tier I capital to average assets (all as defined in the regulations). Management believes that, at December 31, 2001, Bancorp and Centennial met or exceeded all capital adequacy requirements.

At December 31, 2001, Bancorp and Centennial were “well capitalized” under the regulatory framework. There are no conditions or events since the notifications from the regulators that management believes would change Bancorp’s or Centennial’s regulatory capital categorization.

Bancorp’s actual and required capital amounts and ratios are presented in the table below:

					Regulatory minimum
					to be "well capitalized"
			Regulatory minimum to be		under prompt corrective
	Actual		"adequately capitalized"		action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2001:
Total Capital
(to Risk-Weighted Assets)	$101,289,000	13.1%	$61,627,000	8.0%	$77,034,000	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	91,649,000	11.9	30,813,000	4.0	46,220,000	6.0
Tier 1 Capital
(to Average Assets)	91,649,000	11.2	32,734,000	4.0	40,918,000	5.0
December 31, 2000:
Total Capital
(to Risk-Weighted Assets)	$91,269,000	11.0%	$66,396,000	8.0%	$82,996,000	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	82,119,000	9.9	33,198,000	4.0	49,797,000	6.0
Tier 1 Capital
(to Average Assets)	82,119,000	9.9	33,102,000	4.0	41,377,000	5.0

Centennial’s actual and required capital amounts and ratios are presented in the table below:

					Regulatory minimum
					to be "well capitalized"
			Regulatory minimum to be		under prompt corrective
	Actual		"adequately capitalized"		action provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

December 31, 2001:
Total Capital
(to Risk-Weighted Assets)	$97,277,000	12.7%	$61,455,000	8.0%	$76,819,000	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	87,663,000	11.4	30,728,000	4.0	46,091,000	6.0
Tier 1 Capital
(to Average Assets)	87,663,000	10.7	32,651,000	4.0	40,814,000	5.0
December 31, 2000:
Total Capital
(to Risk-Weighted Assets)	$83,520,000	10.1%	$65,951,000	8.0%	$82,439,000	10.0%
Tier 1 Capital
(to Risk-Weighted Assets)	74,370,000	9.0	32,976,000	4.0	49,463,000	6.0
Tier 1 Capital
(to Average Assets)	74,370,000	9.1	32,831,000	4.0	41,039,000	5.0

18. Parent company financial information

Condensed financial information for Centennial Bancorp
(Parent company only) is presented as follows:

CONDENSED BALANCE SHEETS (Unconsolidated)

	December 31,

	2001	2000

Assets
Cash and cash equivalents, deposited with Centennial	$3,570,033	$195,368
Time deposit with a financial institution	100,000	—
Equity securities available-for-sale	627,475	556,250
Equipment, net	44,354	55,810
Deferred tax assets	580,490	504,318
Investment in subsidiary, at cost plus equity in earnings	95,151,877	88,255,567
Other assets	552,545	3,160,883

Total assets	$100,626,774	$92,728,196
Liabilities and shareholders’ equity
Accrued liabilities	$1,454,249	$2,545,201
Shareholders’ equity	99,172,525	90,182,995

Total liabilities and shareholders’ equity	$100,626,744	$92,728,196

CONDENSED STATEMENTS OF INCOME (Unconsolidated)

		Years ended December 31,

	2001	2000	1999

Income:
Interest income from subsidiary	$48,414	$15,955	$103,815
Other income	157,865	—	—

Total income	206,279	15,955	103,815
Expenses:
Salaries and employee benefits	550,984	677,004	702,931
Other	456,439	424,068	343,936

Total expenses	1,007,423	1,101,072	1,046,867
Loss before income tax benefit, dividends from Centennial and equity in undistributed net earnings of subsidiary	(801,144)	(1,085,117)	(943,052)
Income tax benefit	321,865	419,680	366,030

Loss before dividends from Centennial and equity in undistributed net earnings of subsidiary	(479,279)	(665,437)	(577,022)
Dividends from Centennial	6,000,000	—	—
Equity in undistributed net earnings of subsidiary	8,685,630	14,868,016	12,683,787

Net income	$14,206,351	$14,202,579	$12,106,765

CONDENSED STATEMENTS OF CASH FLOWS (Unconsolidated)

	Years ended December 31,

	2001	2000	1999

Cash flows from operating activities:
Net income	$14,206,351	$14,202,579	$12,106,765
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	97,244	99,187	101,490
Net earnings of subsidiary	(14,685,630)	(14,868,346)	(12,683,787)
Dividends from Centennial	6,000,000	—	—
Deferred income taxes	(76,172)	853,177	(873,249)
Changes in certain assets and liabilities:
Other assets	4,561,050	(2,734,683)	(382,763)
Accrued liabilities	(1,801,906)	1,179,031	55,518

Net cash provided by (used in) operating activities	8,300,937	(1,269,055)	(1,676,026)
Cash flows used in investing activities:
Purchase of equity securities available-for-sale	—	(513,260)	—
Cash flows from financing activities:
Payment of cash dividends	(1,401,317)	—	—
Proceeds from exercise of stock options	281,860	495,496	383,619
Repurchases of common stock	(3,706,815)	(490,329)	—

Net cash provided by (used in) financing activities	(4,826,272)	5,167	383,619

Net increase (decrease) in cash and cash equivalents	3,474,665	(1,777,148)	(1,292,407)
Cash and cash equivalents at beginning of year	195,368	1,972,516	3,264,923

Cash and cash equivalents at end of year	$3,670,033	$195,368	$1,972,516

Quarterly Financial Data (Unaudited)

(Dollars in thousands,	First	Second	Third	Fourth	Fifth
except per-share amounts)	Quarter	Quarter	Quarter	Quarter	Quarter

2001
Interest income	$19,986	$18,549	$17,688	$16,354	$72,577
Interest expense	7,872	6,695	5,317	4,020	23,904

Net interest income	12,114	11,854	12,371	12,334	48,673
Loan loss provision	950	975	1,050	975	3,950
Noninterest income	1,399	1,550	1,408	1,823	6,180
Noninterest expense	6,767	7,244	7,051	6,887	27,949

Income before income taxes	5,796	5,185	5,678	6,295	22,954
Net income	3,651	3,173	3,461	3,921	14,206
Earnings per share:
Basic	$.14	$.13	$.13	$.16	$.56
Diluted	$.14	$.13	$.13	$.15	$.55
2000
Interest income	$17,887	$19,606	$20,538	$20,604	$78,635
Interest expense	6,130	6,884	7,778	8,189	28,981

Net interest income	11,757	12,722	12,760	12,415	49,654
Loan loss provision	750	750	1,050	1,250	3,800
Noninterest income	865	858	858	1,186	3,767
Noninterest expense	6,631	7,380	6,518	6,186	26,715

Income before income taxes	5,241	5,450	6,050	6,165	22,906
Net income	3,255	3,381	3,744	3,823	14,203
Earnings per share:
Basic	$.13	$.14	$.15	$.15	$.57
Diluted	$.13	$.13	$.14	$.15	$.55

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF BANCORP

The information called for by this item will be contained in Centennial Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2002, and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

The information called for by this item will be contained in Centennial Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2002, and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information called for by this item will be contained in Centennial Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2002, and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for by this item will be contained in Centennial Bancorp’s definitive proxy statement for the annual meeting of shareholders to be held on April 24, 2002, and is incorporated herein by reference.

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this Annual Report on Form 10-K.

(1)  Financial Statements.

The financial statements are set forth under Item 8 of this report on Form 10-K.

(2)  Financial Statement Schedules.

Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(3)  Exhibits.

See the Exhibit Index on page 51

We will furnish you with a copy of any exhibit upon written request and upon payment of $.25 per page, which represents Centennial Bancorp’s reasonable expenses in furnishing the exhibit requested. Written requests to obtain any exhibit should be sent to Neal T. McLaughlin, Executive Vice President and Chief Financial Officer, Centennial Bancorp, One SW Columbia Street, Suite 900, Portland, Oregon, 97258.

(b)  Bancorp filed no reports on Form 8-K during the quarter ended December 31, 2001.

SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CENTENNIAL BANCORP

DATED:	March 11, 2002	By /s/ Ted R. Winnowski Ted R. Winnowski, President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

PRINCIPAL EXECUTIVE OFFICER AND DIRECTOR

DATED:	March 11, 2002	By /s/ Ted R. Winnowski Ted R. Winnowski, President, Chief Executive Officer and Director

CHIEF FINANCIAL OFFICER

DATED:	March 11, 2002	By /s/ Neal T. McLaughlin Neal T. McLaughlin Executive Vice President and Chief Financial Officer

DIRECTORS:

DATED:	March 11, 2002	By /s/ Dan Giustina Dan Giustina, Director

DATED:	March 11, 2002	By /s/ Cordy H. Jensen Cordy H. Jensen, Director

DATED:	March 11, 2002	By /s/ Robert L. Newburn Robert L. Newburn, Director

DATED:	March 11, 2002	By /s/ Brian B. Obie Brian B. Obie, Director

DATED:	March 11, 2002	By /s/ Richard C. Williams Richard C. Williams, Director

Exhibit Index

Exhibit

3.1	Restated Articles of Incorporation (filed as Exhibit 3.1 to registrant’s Form 10-K Report for the year ended December 31, 1998, and incorporated herein by reference)
3.2	Bylaws, as restated (filed as Exhibit 3.2 to registrant’s Form 10-K Report for the year ended December 31, 2000, and incorporated herein by reference)
10.1*	Registrant’s 1993 Incentive Stock Option Plan, restated as of April 13, 1994 (filed as Exhibit B to registrant’s Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)
10.2*	Registrant’s Nonemployee Director’s Stock Option Plan (filed as Exhibit 10.2 to registrant’s Form 10-K Report for the year ended December 31, 1991, and incorporated herein by reference)
10.3*	Registrant’s 1993 Stock Option Plan for Nonemployee Directors, restated as of April 13, 1994 (filed as Exhibit A to registrant’s Proxy Statement for the 1994 annual shareholder meeting, filed April 29, 1994, and incorporated herein by reference)
10.4*	Restated 1995 Stock Incentive Plan (filed as Exhibit A to registrant’s Proxy Statement for the 1998 annual shareholder meeting, filed April 13, 1998, and incorporated herein by reference)
10.5*	Nonstatutory (Nonqualified) Stock Option Agreement dated November 22, 1995, between registrant and Richard C. Williams (filed as Exhibit 10.10 to registrant’s Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)(This option agreement has been amended to permit the exercise of vested options at any time during the term of the option notwithstanding the termination of Mr. Williams employment with registrant)
10.6	Ground Lease, dated as of February 10, 1994, between registrant and Pacific Realty Associates, L.P. (filed as Exhibit 10.10 to registrant’s Registration Statement on SB-2, filed March 28, 1994, and incorporated herein by reference)
10.7	Advances, Security and Deposit Agreement, dated February 5, 1999, between Centennial Bank and the Federal Home Loan Bank of Seattle (filed as Exhibit 10.7 to registrant’s Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)
10.8*	Centennial Bank Deferred Compensation Plan, dated effective January 1, 1996 (filed as Exhibit 10.13 to registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)
10.9*	Participation Agreement for use with Centennial Bank Deferred Compensation Plan (filed as Exhibit 10.14 to registrant’s Form 10-K for the year ended December 31, 1996, and incorporated herein by reference)
10.10*	Employment Agreement dated July 29, 1997 between Thaddeus (Ted) Winnowski and Centennial Bank (filed as Exhibit 10.17 to registrant’s Form 10-Q Report for the quarter ended September 30, 1997, and incorporated herein by reference)
10.11*	Employment Agreement dated October 1, 1995, between Richard C. Williams and registrant (filed as Exhibit 10.3 to registrant’s Form 10-K for the year ended December 31, 1995, and incorporated herein by reference)
10.12*	First Amendment to Employment Agreement dated December 1, 1997, between Richard C. Williams and registrant (filed as Exhibit 10.18 to registrant’s Form 10-K for the year ended December 31, 1997, and incorporated herein by reference)
10.13*	Second Amendment to Employment Agreement dated May 5, 2000, between Richard C. Williams and registrant (filed as Exhibit 10 to registrant’s Form 10-Q Report for the quarter ended June 30, 2000, and incorporated herein by reference)
10.14	Pledge, Security and Safekeeping Agreement dated September 30, 1997, between Centennial Bank and the Federal Home Loan Bank of Seattle (filed as Exhibit 10.13 to registrant’s Form 10-K for the year ended December 31, 1999, and incorporated herein by reference)
10.15	Letter of Agreement for a Borrower-in-Custody dated May 4, 2000, between Centennial Bank and the Federal Reserve Bank of San Francisco (filed as Exhibit 10.14 to registrant’s Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)
10.16*	Incentive Stock Option Agreement dated January 20, 1998 between Thaddeus (Ted) Winnowski and registrant (filed as Exhibit 10.16 to registrant’s Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)
10.17*	Nonstatutory Stock Option Agreement dated January 20, 1998, between Thaddeus (Ted) Winnowski and registrant (filed as Exhibit 10.17 to registrant’s Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)
10.18*	Nonstatutory Stock Option Agreement dated January 20, 1999, between Thaddeus (Ted) Winnowski and registrant (filed as Exhibit 10.18 to registrant’s Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)
10.19*	Nonstatutory Stock Option Agreement dated January 20, 1999, between Thaddeus (Ted) Winnowski and registrant (filed as Exhibit 10.19 to registrant’s Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)
10.20*	Incentive Stock Option Agreement dated January 3, 2000, between Thaddeus (Ted) Winnowski and registrant (filed as Exhibit 10.20 to registrant’s Form 10-K for the year ended December 31, 2000, and incorporated herein by reference)
10.21*	Incentive Stock Option Agreement dated January 2, 2001, between Thaddeus (Ted) Winnowski and registrant
10.22*	Incentive Stock Option Agreement dated December 19, 2001, between Thaddeus (Ted) Winnowski and registrant
10.23*	Form of severance agreement dated May 15, 2001, between registrant and certain of its officers (filed as Exhibit 10.21 to registrant’s Form 10-Q for the quarter ended June 30, 2001 and incorporated herein by reference)
20.1	Portions of definitive proxy statement for 2002 annual shareholder meeting (to be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year covered by this Annual Report)
21.1	Subsidiaries of registrant
23.1	Consent of Symonds, Evans & Company, P.C., Independent Auditors
99.1	Certain Factors to Consider in Connection with Forward-Looking Statements

*	Management contract or compensatory plan or arrangement.

[Centennial Bank Logo]