Form 10-Q
period 2002-03-31
CENTENNIAL BANCORP
filed 2002-05-07
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2002

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
             For the transition period from __________ to __________

                         Commission File Number 0-10489
                                                -------

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 24,797,364 shares as of April 22, 2002.

                               CENTENNIAL BANCORP
                                    FORM 10-Q
                                 MARCH 31, 2002

                                      INDEX

                                                                                            Page
PART I - FINANCIAL INFORMATION

Condensed Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001              3

Condensed Consolidated Statements of Income for the three months ended
     March 31, 2002 and 2001                                                                  4

Condensed Consolidated Statements of Changes in Shareholders' Equity for the
     three months ended March 31, 2002 and the twelve months ended December 31, 2001          5

Condensed Consolidated Statements of Cash Flows for the three months ended
     March 31, 2002 and 2001                                                                  6

Notes to Condensed Consolidated Financial Statements                                          7

Management's Discussion and Analysis of Financial Condition and Results of Operations:
         Overview                                                                            11
         Material Changes in Financial Condition                                             11
         Material Changes in Results of Operations                                           12
         Market Risk                                                                         13
         Liquidity and Capital Resources                                                     13

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                    15

Signatures                                                                                   16

                               CENTENNIAL BANCORP

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                                                           March 31,            December 31,
                                                                             2002                   2001
                                                                         ---------------       -------------
ASSETS
     Cash and cash equivalents:
     Cash and due from banks                                             $  45,739,975         $  36,350,215
     Federal funds sold                                                     17,000,000             3,910,000
                                                                         -------------         -------------
         Total cash and cash equivalents                                    62,739,975            40,260,215

Securities available-for-sale                                               94,478,727            76,499,705
Mortgage loans held for sale                                                 8,268,969            12,393,968
Loans, net                                                                 618,356,974           643,321,169
Federal Home Loan Bank stock                                                 6,336,400             6,244,100
Premises and equipment, net                                                 15,227,187            15,358,894
Intangible assets, net                                                       7,285,343             7,457,450
Other assets                                                                14,694,188            13,079,531
                                                                         -------------         -------------
                                                                         $ 827,387,763         $ 814,615,032
                                                                         =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
         Demand                                                          $ 130,667,072         $ 164,974,596
         Interest-bearing demand                                           264,588,327           257,976,599
         Savings                                                            74,484,306            62,568,237
         Time                                                              234,914,800           207,600,818
                                                                         -------------         -------------
              Total deposits                                               704,654,505           693,120,250
     Borrowings                                                             17,099,508            17,051,067
     Accrued interest and other liabilities                                  6,351,734             5,271,190
                                                                         -------------         -------------
              Total liabilities                                            728,105,747           715,442,507
Shareholders' equity:
     Preferred stock                                                                 -                     -
     Common stock, 24,797,364 issued and outstanding
         (24,876,907 at December 31, 2001)                                  26,428,879            27,213,622
     Retained earnings                                                      73,038,540            71,920,666
     Accumulated other comprehensive income/(loss)                            (185,403)               38,237
                                                                         -------------         -------------
              Total shareholders' equity                                    99,282,016            99,172,525
                                                                         -------------         -------------
                                                                         $ 827,387,763         $ 814,615,032
                                                                         =============         =============

See accompanying notes.

                               CENTENNIAL BANCORP

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                         ---------------------------------------

                                                                               2002                    2001
                                                                         ---------------         ---------------
INTEREST INCOME
     Interest and fees on loans                                          $    13,562,998         $    18,987,257
     Interest on investment securities                                           996,915                 958,039
     Other interest income                                                        56,245                  41,081
                                                                         ---------------         ---------------
              Total interest income                                           14,616,158              19,986,377
INTEREST EXPENSE
     Interest on deposits                                                      3,322,158               7,121,093
     Interest on borrowings                                                      150,421                 750,920
                                                                         ---------------         ---------------
              Total interest expense                                           3,472,579               7,872,013
                                                                         ---------------         ---------------
NET INTEREST INCOME                                                           11,143,579              12,114,364
     Loan loss provision                                                       2,775,000                 950,000
                                                                         ---------------         ---------------
              Net interest income after loan loss provision                    8,368,579              11,164,364
NONINTEREST INCOME
     Service charges                                                             631,053                 441,016
     Net gains on sales of loans                                                 366,491                 242,864
     Net gains on sales of securities                                            210,731                 262,578
     Other                                                                       569,546                 452,341
                                                                         ---------------         ---------------
              Total noninterest income                                         1,777,821               1,398,799
NONINTEREST EXPENSES
     Salaries and employee benefits                                            3,943,557               4,277,069
     Premises and equipment                                                    1,049,179                 968,320
     Legal and professional                                                      300,441                 225,002
     Business development                                                        192,177                 164,797
     Data processing                                                             176,536                 187,098
     Amortization of intangible assets                                           172,107                 172,107
     Other                                                                       873,562                 772,666
                                                                         ---------------         ---------------
              Total noninterest expenses                                       6,707,559               6,767,059
                                                                         ---------------         ---------------

Income before income taxes                                                     3,438,841               5,796,104
Provision for income taxes                                                     1,329,256               2,144,560
                                                                         ---------------         ---------------

NET INCOME                                                               $     2,109,585         $     3,651,544
                                                                         ===============         ===============

Earnings per share of common stock:
     Basic                                                               $           .08         $           .14
     Diluted                                                             $           .08         $           .14

Weighted average shares outstanding:
     Basic                                                                    24,860,229              25,257,802
     Diluted                                                                  25,397,300              25,813,213

See accompanying notes.

                               CENTENNIAL BANCORP

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                   (Unaudited)

                                                                                                       Accumulated
                                                                                                          Other            Total
                                    Comprehensive       Number          Common          Retained      Comprehensive    Shareholders'
                                    Income (Loss)      of Shares         Stock          Earnings      Income (Loss)       Equity
                                    -------------   -------------    -------------   -------------   -------------     -------------
Balances at December 31, 2000                          25,241,432    $  30,535,794   $  59,826,586   $     (179,385)  $  90,182,995

Comprehensive income:
     Net income                     $  14,206,351                                       14,206,351                       14,206,351
     Other comprehensive income:
         unrealized gains on
         investment securities, net
         of income taxes                  217,622                                                           217,622         217,622
                                    -------------
Comprehensive income                $  14,423,973
                                    =============

Stock options exercised                                   147,657          281,860                                          281,860
Tax benefit of stock options
     exercised                                                             102,783                                          102,783
Cash dividends declared
     ($.08 per share)                                                                   (2,112,271)                      (2,112,271)
Repurchases of common stock                              (512,182)      (3,706,815)                                      (3,706,815)
                                                    -------------    -------------   -------------   --------------   -------------

Balances at December 31, 2001                          24,876,907       27,213,622      71,920,666           38,237      99,172,525

Comprehensive income:
     Net income                     $   2,109,585                                        2,109,585                        2,109,585
     Other comprehensive loss:
         unrealized losses on
         investment securities, net
         of income taxes                 (223,640)                                                         (223,640)       (223,640)
                                    -------------
Comprehensive income                $   1,885,945
                                    =============

Stock options exercised                                    32,310           97,111                                           97,111
Tax benefit of stock options
     exercised                                                              25,179                                           25,179
Cash dividends declared
     ($.04 per share)                                                                     (991,711)                        (991,711)
Repurchases of common stock                              (111,853)        (907,033)                                        (907,033)
                                                    -------------    -------------   -------------   --------------   -------------

Balances at March 31, 2002                             24,797,364    $  26,428,879   $  73,038,540   $     (185,403)  $  99,282,016
                                                    =============    =============   =============   ==============   =============

See accompanying notes.

                               CENTENNIAL BANCORP

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                         ---------------------------------------

                                                                               2002                    2001
                                                                         ---------------         ---------------
Net cash provided by operating activities                                $     9,444,298         $     4,900,055

Cash flows from investing activities:
     Net decrease in loans                                                    22,189,195              18,403,290
     Investment securities available-for-sale:
         Purchases                                                           (31,254,072)            (33,200,806)
         Maturities/calls/principal reductions                                 3,979,780               9,411,105
         Sales                                                                 8,340,934              22,336,319
     Purchases of premises and equipment                                        (281,960)               (811,952)
                                                                         ---------------         ---------------
         Net cash provided by investing activities                             2,973,877              16,137,956

Cash flows from financing activities:
     Net increase in deposits                                                 11,534,255              25,386,186
     Net increase (decrease) in borrowings                                        48,441             (26,945,851)
     Payment of cash dividend                                                   (711,189)                      -
     Proceeds from exercise of stock options                                      97,111                  46,464
     Repurchases of common stock                                                (907,033)                      -
                                                                         ---------------         ---------------
         Net cash provided by (used in) financing activities                  10,061,585              (1,513,201)
                                                                         ---------------         ---------------

Net increase in cash and cash equivalents                                     22,479,760              19,524,810

Cash and cash equivalents at beginning of period                              40,260,215              41,678,844
                                                                         ---------------         ---------------
Cash and cash equivalents at end of period                               $    62,739,975         $    61,203,654
                                                                         ===============         ===============

See accompanying notes.

                               CENTENNIAL BANCORP

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)

1.       Basis of Presentation

         The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company, and its wholly owned subsidiary, Centennial Bank ("Centennial") (collectively referred to as "Bancorp"). Effective May 31, 2001, Centennial Mortgage Co., a wholly owned subsidiary of Bancorp at that date, was merged into Centennial.

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

         These interim condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp's 2001 Annual Report to Shareholders.

2.       Securities Available-for-Sale

         Securities available-for-sale consisted of the following at March 31, 2002 and December 31, 2001:

                                                                     Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                               -------------    -------------     -------------    -------------
         March 31, 2002:

         U.S. Government and
              agency securities                $  29,799,200    $     113,857     $     232,917    $  29,680,140
         Obligations of states and political
              subdivisions                        22,686,318          147,684           177,626       22,656,376
         Corporate bonds                           3,025,512           31,156             6,323        3,050,345
         Mortgage-backed securities               39,269,568          134,947           326,628       39,077,887
         Other                                        13,979                -                 -           13,979
                                               -------------    -------------     -------------    -------------
              Total                            $  94,797,577    $     427,644     $     743,494    $  94,478,727
                                               =============    =============     =============    =============

                                                                     Gross            Gross           Estimated
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                               -------------    -------------     -------------    -------------
         December 31, 2001:

         U.S. Government and
              agency securities                $  14,750,756    $     297,849     $      13,889    $  15,034,716
         Obligations of state and political
              subdivisions                        23,241,046          144,848           246,858       23,139,036
         Corporate bonds                           5,086,140           95,116             6,066        5,175,190
         Mortgage-backed securities               32,747,658           51,826           276,196       32,523,288
         Other                                       617,338           10,137                 -          627,475
                                               -------------    -------------     -------------    -------------
              Total                            $  76,442,938    $     599,776     $     543,009    $  76,499,705
                                               =============    =============     =============    =============

3.       Loans and Allowance for Loan Losses

         Loans consisted of the following at March 31, 2002 and December 31, 2001:

                                                                             March 31,             December 31,
                                                                               2002                    2001
                                                                         ---------------         ---------------
         Commercial                                                      $   252,892,507         $   259,961,349
         Real estate - construction                                          181,537,297             212,576,779
         Real estate - mortgage                                              178,524,199             163,524,775
         Installment                                                          12,123,876              11,187,783
         Lease financing                                                       4,440,165               4,833,024
         Other                                                                 1,275,138               1,743,580
                                                                         ---------------         ---------------
                                                                             630,793,182             653,827,290
         Allowance for loan losses                                           (12,436,208)            (10,506,121)
                                                                         ---------------         ---------------
                                                                         $   618,356,974         $   643,321,169
                                                                         ===============         ===============

         Transactions in the allowance for loan losses were as follows for the three months ended March 31, 2002 and 2001:

                                                                               2002                    2001
                                                                         ---------------         ---------------
         Balance at beginning of period                                  $    10,506,121         $     9,150,348
         Provision charged to operations                                       2,775,000                 950,000
         Recoveries                                                               11,568                  33,748
         Loans charged off                                                      (856,481)               (240,141)
                                                                         ---------------         ---------------
         Balance at end of period                                        $    12,436,208         $     9,893,955
                                                                         ===============         ===============

         At March 31, 2002 and December 31, 2001, Bancorp had approximately $34,032,000 and $23,716,000, respectively, in impaired loans. The specific valuation allowance related to these loans was approximately $5,053,000 and $3,744,000 at March 31, 2002 and December 31, 2001,
         respectively.

         It is Bancorp's policy to place loans on nonaccrual status when repayment of principal and interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at March 31, 2002 and December 31, 2001 were approximately $12,387,000 and $7,694,000, respectively.

         Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $273,000 at March 31, 2002 (none at December 31, 2001). Bancorp had no restructured loans at March 31, 2002 or December 31, 2001.

4.       Borrowings

         Borrowings consisted of the following at March 31, 2002 and December 31, 2001:

                                                                             March 31,             December 31,
                                                                               2002                    2001
                                                                         ---------------         ---------------
         FHLB borrowings under promissory notes                          $    10,000,000         $    10,000,000
         Securities sold under agreement to repurchase                         7,099,508               7,051,067
                                                                         ---------------         ---------------
                                                                         $    17,099,508         $    17,051,067
                                                                         ===============         ===============

5.       Earnings per Share of Common Stock

         A reconcilement of the weighted average shares used to compute basic and diluted earnings per share is as follows for the three months ended March 31, 2002 and 2001:

                                                                               2002                    2001
                                                                         ---------------         ---------------
         Weighted average shares outstanding - basic                          24,860,229              25,257,802

         Incremental shares from stock options                                   537,071                 555,411
                                                                         ---------------         ---------------

         Weighted average shares outstanding - diluted                        25,397,300              25,813,213
                                                                         ===============         ===============

         The weighted average number of common shares outstanding used to calculate earnings per share of common stock and the number of shares outstanding in the accompanying condensed consolidated balance sheets and statements of changes in shareholders' equity reflect the retroactive effect of stock splits and stock dividends.

6.       Commitments and Contingencies

         From time to time, Bancorp is involved in various claims and legal actions in the normal course of business. Bancorp maintains insurance coverage against potential claims in amounts that it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on Bancorp's business, financial condition, results of operations or cash flows.

7.       Adoption of New Accounting Standards

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. SFAS No. 142 also requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Bancorp's adoption of SFAS No. 142 did not have a material effect on its consolidated financial statements.

7.       Adoption of New Accounting Standards (continued)

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Bancorp does not expect that adoption of SFAS No. 143 will have a material effect on Bancorp's consolidated financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and provides guidance on the classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Bancorp's adoption of SFAS No. 144 did not have a material effect on its consolidated financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This Quarterly Report contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words "anticipate," "believe," "intend," "expect" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) general economic conditions, either nationally or regionally, that could result in increased loan losses; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) potential delays or other problems in implementing Bancorp's growth and expansion strategy; (6) changes in legal and regulatory requirements; (7) changes in technology; and (8) other factors described in this and other Bancorp reports and statements, including, but not limited to, Exhibit 99.1 to Bancorp's Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Bancorp does not intend to update these forward-looking statements.

Overview

         Centennial Bancorp, an Oregon corporation, was organized in 1981 as a bank holding company and has one wholly owned subsidiary, Centennial Bank ("Centennial"). Effective May 31, 2001, Centennial Mortgage Co., a wholly owned subsidiary of Centennial Bancorp at that date, was merged into Centennial. Unless the context clearly suggests otherwise, references in this Quarterly Report to "Bancorp" include Centennial Bancorp and Centennial. Bancorp primarily serves the Portland, Oregon, and Eugene, Oregon metropolitan markets.

         At March 31, 2002, Centennial operated 16 full-service and seven limited-service branches including nine full-service and seven limited-service branches in the Portland area, four full-service branches in Eugene, and one full-service branch each in Springfield, Salem and Cottage Grove, Oregon.

         At March 31, 2002, Centennial also operated six commercial banking centers located in full-service branches, including five in the Portland area, and one in Eugene. In addition, Centennial also operated four mortgage offices, including two in the Portland area, and two in Eugene.

         Highlights for the first quarter of 2002 for Bancorp include:

              o    Reported 1.6% growth in total assets from the prior quarter

              o Declared a $0.04 cash dividend, representing a 40% split-adjusted increase over the prior quarter's dividend, and initiated a new stock repurchase program, resulting in the repurchase of approximately 112,000 shares during the first quarter of 2002

              o Opened the 16th full-service branch at Gresham Station during February 2002

              o Announced the promotion of L. Marty Marten to Executive Vice President and Manager of the Real Estate Division, and announced the hiring of Steve Rice, Executive Vice President and Manager of the Commercial Banking Division

Material Changes in Financial Condition

         Material changes in Bancorp's financial condition for the three months ended March 31, 2002 included increased cash and cash equivalents and securities available-for-sale, reduced loan totals, increased deposits, and continued earnings-driven equity growth.

         Cash and cash equivalents, including cash and due from banks and federal funds sold, increased $22.5 million to $62.7 million at March 31, 2002 as compared to $40.3 million at December 31, 2001, substantially due to the combination of decreasing loans and increasing deposits. In addition, cash and due from banks can fluctuate significantly on a daily basis due to normal loan and deposit activity, funds transfers and inter-bank clearing of cash items. Federal funds sold represents excess funds, which are sold overnight to other financial institutions, and their levels can also fluctuate significantly on a daily basis.

         Securities available-for-sale increased $18.0 million, or 23.5%, to $94.5 million at March 31, 2002 as compared to $76.5 million at December 31, 2001. The increase was substantially due to the investment of available funds from the reduction in loans and the increase in deposits.

         Loans and loans held for sale of $626.6 million at March 31, 2002 decreased $29.1 million, or 4.4%, as compared to $655.7 million at December 31, 2001, primarily due to weaker business activity in the Pacific Northwest, and the permanent placement and participation sales of commercial real estate loans.

         Total deposits increased $11.5 million, or 1.7%, to $704.7 million at March 31, 2002 as compared to $693.1 million at December 31, 2001. The increase, centered in time certificates and savings accounts, was somewhat offset by a decrease in demand deposits. Time certificates increased primarily due to increased marketing efforts, while savings deposit totals increased primarily due to the balance fluctuations typical of certain escrow accounts.

         Remaining asset and liability category changes during the first quarter of 2002 were comparatively modest.

         March 31, 2002 shareholders' equity was $99.3 million, a $100,000 increase over December 31, 2001. The net income added to shareholders' equity during the first three months of 2002 was offset, in part, by dividends declared, stock repurchases and unrealized losses on investment securities.

Material Changes in Results of Operations

         Total interest income decreased $5.4 million, or 26.9%, for the quarter ended March 31, 2002 as compared to the quarter ended March 31, 2001. This decrease was mainly due to reduced yields on interest-earning assets, which was compounded by slowing loan activity and the permanent placement and participation sales of commercial real estate loans.

         Total interest expense decreased $4.4 million, or 55.9%, for the three months ended March 31, 2002 as compared to the same period in 2001. The decrease was primarily due to reduced rates paid on interest-bearing liabilities, and to the decrease in Bancorp's deposits and borrowings since March 31, 2001.

         The decrease in interest earned, partially offset by the decrease in interest expense, resulted in a decrease of net interest income of $1.0 million, or 8.0%, in the first quarter of 2002 as compared to the first quarter of 2001.

         During the three months ended March 31, 2002, Bancorp charged a $2.8 million loan loss provision to operations as compared to $950,000 during the three months ended March 31, 2001. The 2002 amount included an added provision of $1.8 million, as a result of the current Northwest economic recession and challenging business environment, and the continued review of the loan portfolio. The allowance for loan losses as a percent of loans at March 31, 2002 increased from 1.6% at December 31, 2001 to 2.0% at March 31, 2002, as the ratio of non-performing assets to total assets increased from 1.1% at December 31, 2001 to 1.6% at March 31, 2002.

         At March 31, 2002, Bancorp's allowance for loan losses was $12.4 million, as compared to $10.5 million and $9.9 million at December 31, 2001 and March 31, 2001, respectively. Management believes that the allowance is adequate for estimated loan losses, based on management's evaluation of the overall quality and risk characteristics of Bancorp's loan portfolio, which is dependent upon numerous interrelated factors including present non-performing and delinquent loans, borrowers' perceived abilities to repay, value of collateral, general and local economic conditions and historical loan loss experience. In response to a slowing economy and a corresponding increase in impaired loans, Bancorp management has been increasing the allowance for loan losses. Loans are actively managed to minimize loss potential, and current expectations are that actual charge-offs will not have a material adverse effect on Bancorp's financial condition or results of operations. The allowance is based on estimates, and actual losses may vary from those currently estimated.

         Noninterest income increased $379,000, or 27.1%, for the three months ended March 31, 2002 as compared to the same period in 2001. The increase was due to several factors, including the increasing service charge income produced by Bancorp's deposit base, and higher gains on sales of residential mortgage loans as a result of competitive pricing.

         As a result of continuing emphasis on expense control, noninterest expense decreased $60,000, or 0.9%, during the first quarter of 2002 as compared to the first quarter of 2001.

         During the quarter ended March 31, 2002, the provision for income taxes was $1.3 million, a decrease of $815,000 over the provision during the quarter ended March 31, 2001. The decrease was commensurate with Bancorp's decreased pre-tax income.

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

         Bancorp did not experience a material change in market risk during the quarter ended March 31, 2002, as Bancorp's portfolio remained primarily liability sensitive to rate changes, which generally enhances earnings when interest rates fall but erodes earnings when interest rates rise. This sensitivity is a change from Bancorp's asset sensitivity at March 31, 2001 because, as a result of the Federal Reserve's rapid and substantial easing of market rates during 2001, a large amount of Centennial's variable-rate loans are at floor rates above current market rates, causing them to react like fixed-rate loans within a positive rate-change environment.

Liquidity and Capital Resources

         Bancorp has adopted policies to maintain a relatively liquid position to enable it to respond to changes in its needs and financial environment. Currently, Bancorp's main sources of liquidity are customer deposits, short-term borrowings, loan repayments, sales of loans, sales and repayments of investment securities, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

         Bancorp maintains, on an unsecured basis, federal funds lines with correspondent banks as a back-up source of temporary liquidity. At March 31, 2002, Bancorp had federal funds lines totaling $49.0 million with no borrowings outstanding. Bancorp also maintains a cash management advance line of credit with the Federal Home Loan Bank of Seattle, which allows temporary borrowings for liquidity. At March 31, 2002, Bancorp had a borrowing limit of $43.9 million with $10.0 million outstanding. In addition, Centennial has a secured line of credit at the Federal Reserve Bank discount window, which, at March 31, 2002, had a borrowing limit of $22.9 million with no borrowings outstanding.

         Bancorp's Tier 1 capital ratio and total risk-based capital ratio under the Federal Reserve Board's ("FRB") risk-based capital guidelines, and Bancorp's capital-to-assets ratio under leverage ratio guidelines, were as follows.

                                                       March 31,        Minimum
                                                         2002         Guidelines
         Tier 1 capital ratio                           12.45%           4%
         Total risk-based capital ratio                 13.71%           8%
         Capital-to-assets ratio                        11.37%           3%

         In January 2002, Bancorp's Board of Directors authorized the repurchase of up to an aggregate of 5% of Bancorp's then outstanding common stock over a two-year period. The new repurchase program was adopted following the completion of the 2000 repurchase program. During the first quarter of 2002, Bancorp repurchased 111,853 shares at a cost of approximately $907,000. During all of 2001, Bancorp repurchased 512,182 shares at a cost of approximately $3.7 million.

         On January 16, 2002, Bancorp declared a 21-for-20 (5%) stock split, payable on February 22, 2002 to shareholders of record on February 1, 2002. On March 13, 2002, Bancorp declared a cash dividend of $0.04 per share, payable on May 1, 2002 to shareholders of record on April 15, 2002.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

         None

(b)      Reports on Form 8-K

         On January 4, 2002, Bancorp filed a Form 8-K, which announced a new two-year stock repurchase program.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              CENTENNIAL BANCORP

Dated:  May 6, 2002           /s/ Ted R. Winnowski
                              --------------------------------------------------
                              Ted R. Winnowski
                              President & Chief Executive Officer


Dated:  May 6, 2002           /s/ Neal T. McLaughlin
                              --------------------------------------------------
                              Neal T. McLaughlin
                              Executive Vice President & Chief Financial Officer