Form 10-Q
period 2002-06-30
CENTENNIAL BANCORP
filed 2002-08-12
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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

(503) 973-5556
(Registrant’s telephone number, including area code)

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of latest practicable date: 24,621,697 shares as of August 8, 2002.

- 1 -
CENTENNIAL BANCORP FORM 10-Q JUNE 30, 2002 INDEX
- 2 -
CENTENNIAL BANCORP CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2002	December 31, 2001

ASSETS
Cash and cash equivalents:
Cash and due from banks	$55,396,387	$36,350,215
Federal funds sold	20,000,000	3,910,000

Total cash and cash equivalents	75,396,387	40,260,215

Securities available-for-sale	91,945,885	76,499,705
Mortgage loans held for sale	10,263,289	12,393,968
Loans, net	599,508,158	643,321,169
Federal Home Loan Bank Stock	6,431,100	6,244,100
Premises and equipment, net	15,108,240	15,358,894
Intangible assets, net	7,131,240	7,457,450
Other assets	14,738,064	13,079,531

	$820,522,363	$814,615,032

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits:
Noninterest-bearing demand	$128,910,327	$164,974,596
Interest-bearing demand	249,311,574	257,976,599
Savings	91,881,306	62,568,237
Time certificates	227,939,623	207,600,818

Total deposits	698,042,830	693,120,250

Borrowings	17,161,640	17,051,067
Accrued interest and other liabilities	4,845,101	5,271,190

Total liabilities	720,049,571	715,442,507

Shareholders’ equity:
Common stock, 24,621,697 and 24,876,907 shares issued
and outstanding at June 30, 2002 and December 31, 2001,
respectively	25,070,055	27,213,622
Retained earnings	74,703,478	71,920,666
Accumulated other comprehensive income	699,259	38,237

Total shareholders’ equity	100,472,792	99,172,525

	$820,522,363	$814,615,032

See accompanying notes.
- 3 -
CENTENNIAL BANCORP CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2002	2001	2002	2001

INTEREST INCOME
Interest and fees on loans	$12,576,215	$17,319,510	$26,139,213	$36,306,767
Interest on investment securities	1,176,252	991,367	2,173,167	1,949,406
Other interest income	120,104	237,761	176,349	278,842

Total interest income	13,872,571	18,548,638	28,488,729	38,535,015
INTEREST EXPENSE
Interest on deposits	3,253,948	6,459,293	6,576,106	13,580,386
Interest on short-term borrowings	152,147	235,358	302,568	986,278

Total interest expense	3,406,095	6,694,651	6,878,674	14,566,664

NET INTEREST INCOME	10,466,476	11,853,987	21,610,055	23,968,351
Loan loss provision	975,000	975,000	3,750,000	1,925,000

Net interest income after loan loss provision	9,491,476	10,878,987	17,860,055	22,043,351

NONINTEREST INCOME
Service charges	638,979	478,643	1,270,032	919,659
Net gains on sales of loans	300,581	399,154	667,072	642,018
Net gains on sales of securities	168,333	210,960	379,065	473,538
Other	391,600	460,841	961,145	913,182

Total noninterest income	1,499,493	1,549,598	3,277,314	2,948,397
NONINTEREST EXPENSE
Salaries and employee benefits	3,829,238	4,231,768	7,772,794	8,508,837
Premises and equipment	1,102,009	1,086,063	2,151,187	2,054,383
Legal and professional	315,101	414,264	615,542	639,266
Advertising	283,164	242,922	475,341	407,719
Data Processing	193,445	236,754	369,981	423,852
Amortization of intangible assets	154,103	172,107	326,210	344,214
Other	833,125	860,060	1,706,689	1,632,726

Total noninterest expense	6,710,185	7,243,938	13,417,744	14,010,997

Income before income taxes	4,280,784	5,184,647	7,719,625	10,980,751
Provision for income taxes	1,630,979	2,012,072	2,960,235	4,156,632

NET INCOME	$2,649,805	$3,172,575	$4,759,390	$6,824,119

Earnings per share of common stock:
Basic	$0.11	$0.13	$0.19	$0.27
Diluted	$0.11	$0.12	$0.19	$0.26

Weighted average shares outstanding:
Basic	24,733,163	25,280,641	24,796,345	25,269,726
Diluted	25,221,316	25,874,354	25,308,822	25,843,952

See accompanying notes.
- 4 -
CENTENNIAL BANCORP CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

	Comprehensive Income	Number of Shares	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balances at December 31, 2000		25,241,432	$30,535,794	$59,826,586	$(179,385)	$90,182,995

Comprehensive income:
Net income	$14,206,351			14,206,351		14,206,351
Other comprehensive income:
unrealized gains on
investment securities, net
of income taxes	217,622				217,622	217,622

Comprehensive income	$14,423,973

Stock options exercised		147,657	281,860			281,860
Tax benefit of stock options
exercised			102,783			102,783
Cash dividends declared
($.08 per share)				(2,112,271)		(2,112,271)
Repurchases of common stock		(512,182)	(3,706,815)			(3,706,815)

Balances at December 31, 2001		24,876,907	27,213,622	71,920,666	38,237	99,172,525

Comprehensive income:
Net income	$4,759,390			4,759,390		4,759,390
Other comprehensive income:
unrealized gains on
investment securities, net
of income taxes	661,022				661,022	661,022

Comprehensive income	$5,420,412

Stock options exercised		54,843	180,910			180,910
Tax benefit of stock options
exercised			57,971			57,971
Cash dividends declared
($.08 per share)				(1,976,578)		(1,976,578)
Repurchases of common stock		(310,053)	(2,382,448)			(2,382,448)

Balances at June 30, 2002		24,621,697	$25,070,055	$74,703,478	$699,259	$100,472,792

See accompanying notes.
- 5 -
CENTENNIAL BANCORP CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six Months Ended June 30,

	2002	2001

Cash flows from operating activities:
Net income	$4,759,390	$6,824,119
Adjustments to reconcile net income to net cash
provided by operating activities:
Gains on sales of mortgage loans and
investment securities, net	(1,046,137)	(1,115,555)
Dividends on Federal Home Loan Bank stock	(187,164)	(196,909)
Loan loss provision	3,750,000	1,925,000
Deferred income taxes	(692,661)	(205,759)
Depreciation and amortization	1,481,509	1,346,088
Proceeds from sales of mortgage loans
held for sale, net	2,797,752	723,629
Changes in certain assets and liabilities:
Accrued interest and other assets	(693,949)	(1,357,963)
Accrued interest and other liabilities	(699,584)	(684,685)

Net cash provided by operating activities	9,469,156	7,257,965

Cash flows from investing activities:
Net decrease in loans	40,063,010	45,368,628
Investment securities available-for-sale:
Purchases	(38,941,504)	(84,899,273)
Maturities/calls/principal reductions	7,198,219	12,630,698
Sales	16,803,536	54,974,729
Purchases of premises and equipment	(584,776)	(1,025,441)

Net cash provided by investing activities	24,538,485	27,049,341

Cash flows from financing activities:
Net increase in deposits	4,922,580	45,496,354
Net increase (decrease) in short-term borrowings	110,573	(51,640,527)
Proceeds from issuance of common stock	180,910	69,745
Payment of cash dividend	(1,703,084)	—
Repurchases of common stock	(2,382,448)	—

Net cash provided by (used in) financing activities	1,128,531	(6,074,428)

Net increase in cash and cash equivalents	35,136,172	28,232,878

Cash and cash equivalents at beginning of period	40,260,215	42,963,282

Cash and cash equivalents at end of period	$75,396,387	$71,196,160

See accompanying notes.
- 6 -
CENTENNIAL BANCORP NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
1.

Basis of Presentation

The interim condensed consolidated financial statements include the accounts of Centennial Bancorp, a bank holding company, and its wholly owned subsidiary, Centennial Bank (“Centennial”) (collectively referred to as “Bancorp”).

All significant intercompany balances and transactions have been eliminated in consolidation.

The interim condensed consolidated financial statements are prepared by Bancorp without audit and in conformity with accounting principles generally accepted in the United States for interim financial statements. Accordingly, certain financial information and footnotes have been condensed or omitted. In management’s opinion, the condensed consolidated financial statements include all necessary adjustments (which are of a normal and recurring nature) for a fair presentation of the results for the interim periods presented.

These financial statements should be read in conjunction with the consolidated financial statements, including the notes thereto, included in Bancorp’s 2001 Annual Report to Shareholders.

Certain amounts for 2001 have been reclassified to conform to the 2002 presentation.

2.	Securities Available-for-Sale Securities available-for-sale consisted of the following at June 30, 2002 and December 31, 2001:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

June 30, 2002:

U.S. Government and
agency securities	$24,709,379	$273,841	$—	$24,983,220
Obligations of states and political
subdivisions	18,556,130	276,006	6,884	18,825,252
Corporate bonds	5,794,319	33,018	34,718	5,792,619
Mortgage-backed securities	41,741,319	586,647	—	42,327,966
Other	13,260	3,568	—	16,828

Total	$90,814,407	$1,173,080	$41,602	$91,945,885

December 31, 2001:

U.S. Government and
agency securities	$14,750,756	$297,849	$13,889	$15,034,716
Obligations of state and political
subdivisions	23,241,046	144,848	246,858	23,139,036
Corporate bonds	5,086,140	95,116	6,066	5,175,190
Mortgage-backed securities	32,747,658	51,826	276,196	32,523,288
Other	617,338	10,137	—	627,475

Total	$76,442,938	$599,776	$543,009	$76,499,705

- 7 -
3.	Loans and Allowance for Loan Losses Loans consisted of the following at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001

Real estate — mortgage	$185,947,061	$163,524,775
Real estate — construction	166,115,760	212,576,779
Commercial	242,942,528	259,961,349
Installment	11,456,738	11,187,783
Lease financing	3,929,179	4,833,024
Other	1,342,704	1,743,580

	611,733,970	653,827,290
Allowance for loan losses	(12,225,812)	(10,506,121)

	$599,508,158	$643,321,169

Transactions in the allowance for loan losses were as follows for the six months ended June 30, 2002 and 2001:

	2002	2001

Balance at beginning of period	$10,506,121	$9,150,348
Provision charged to operations	3,750,000	1,925,000
Recoveries	35,302	44,640
Loans charged off	(2,065,611)	(909,074)

Balance at end of period	$12,225,812	$10,210,914

At June 30, 2002 and December 31, 2001, Bancorp had approximately $25,231,000 and $23,716,000, respectively, in impaired loans. The specific valuation allowance related to these loans was approximately $5,025,000 and $3,744,000 at June 30, 2002 and December 31, 2001, respectively.

It is Bancorp’s policy to place loans on nonaccrual status when repayment of principal and interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at June 30, 2002 and December 31, 2001 were approximately $11,609,000 and $7,694,000, respectively.

Loans past due 90 days or more on which Bancorp continued to accrue interest were approximately $166,000 at June 30, 2002 (none at December 31, 2001). Bancorp had no restructured loans at June 30, 2002 or December 31, 2001.

4.	Borrowings Borrowings consisted of the following at June 30, 2002 and December 31, 2001:

	June 30, 2002	December 31, 2001

FHLB borrowings under promissory notes	$10,000,000	$10,000,000
Securities sold under agreement to repurchase	7,161,640	7,051,067

	$17,161,640	$17,051,067

- 8 -
5.

Earnings per Share of Common Stock

A reconciliation of the weighted average shares used to compute basic and diluted earnings per share is as follows for the three months and six months ended June 30, 2002 and 2001:

	Three Months Ended June 30

	2002	2001

Weighted average shares outstanding — basic	24,733,163	25,280,641
Additional shares from stock options	488,153	593,713

Weighted average shares outstanding — diluted	25,221,316	25,874,354

	Six Months Ended June 30

	2002	2001

Weighted average shares outstanding — basic	24,796,345	25,269,726
Additional shares from stock options	512,477	574,226

Weighted average shares outstanding — diluted	25,308,822	25,843,952

The weighted average number of common shares outstanding used to calculate earnings per share of common stock and the number of shares outstanding in the accompanying condensed consolidated statements of changes in shareholders’ equity reflects the retroactive effect of stock splits and stock dividends.

6.

Commitments and Contingencies

From time to time, Bancorp is involved in various claims and legal actions in the normal course of business. Bancorp maintains insurance coverage against potential claims in amounts that it believes to be adequate. Management believes that it is not presently a party to any litigation, the outcome of which would have a material adverse effect on Bancorp’s business, financial condition, results of operations or cash flows.

7.

Adoption of New Accounting Standards

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 discontinues the practice of amortizing goodwill and requires that goodwill be continually evaluated for impairment and be written-down when appropriate. SFAS No. 142 also requires that other intangible assets that have been separately identified and accounted for continue to be amortized over a determinable useful life. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Bancorp’s adoption of SFAS No. 142 did not have a material effect on its consolidated financial statements.

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

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and provides guidance on the classification and accounting for such assets when held for sale or abandonment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. Bancorp’s adoption of SFAS No. 144 did not have a material effect on its consolidated financial statements.

- 9 -
7.

Adoption of New Accounting Standards (continued)

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements related to gains and losses from the extinguishment of debt, and is effective immediately. Bancorp’s adoption of SFAS No. 145 did not have a material effect on its consolidated financial statements.

8.

Subsequent Event

On July 23, 2002 Bancorp announced it had signed a definitive agreement to be acquired by Umpqua Holdings Corporation (“Umpqua”). The proposed transaction, which is subject to regulatory and shareholder approvals, is structured as a tax-free reorganization (with the effect that no income will be recognized by Bancorp shareholders to the extent they exchange Bancorp stock for stock of Umpqua) and is to be accounted for as a purchase by Umpqua. The proposed transaction is expected to close in the fourth quarter of 2002.

- 10 -
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This Quarterly Report contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words “anticipate,” “believe,” “intend,” “expect” and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) general economic conditions, either nationally or regionally, that could result in increased loan losses; (2) the ability to attract new deposits and loans; (3) interest rate fluctuations; (4) competitive factors and pricing pressures; (5) potential delays or other problems in implementing Bancorp’s growth and expansion strategy; (6) changes in legal and regulatory requirements; (7) changes in technology; and (8) other factors described in this and other Bancorp reports and statements, including, but not limited to, Exhibit 99.1 to Bancorp’s Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Bancorp does not intend to update these forward-looking statements.

Overview

      Centennial Bancorp, an Oregon corporation, was organized in 1981 as a bank holding company and has one wholly owned subsidiary, Centennial Bank (“Centennial”). Effective May 31, 2001, Centennial Mortgage Co., a wholly owned subsidiary of Centennial Bancorp at that date, was merged into Centennial. Unless the context clearly suggests otherwise, references in this Quarterly Report to “Bancorp” include Centennial Bancorp and Centennial. Bancorp primarily serves the Portland, Oregon, and Eugene, Oregon metropolitan markets.

      At June 30, 2002, Centennial operated 16 full-service and seven limited-service branches, including nine full-service and seven limited-service branches in the Portland area, four full-service branches in Eugene, and one full-service branch each in Springfield, Salem and Cottage Grove, Oregon.

      At June 30, 2002, Centennial also operated seven commercial banking centers located in full-service branches, including five in the Portland area, one in Eugene and one in Salem, Oregon. In addition, Centennial also operated four mortgage offices, including two in the Portland area and two in Eugene.

      On July 23, 2002, Bancorp announced the signing of a definitive agreement to be acquired by Umpqua Holdings Corporation (“Umpqua”) in a tax-free reorganization (with the effect that no income will be recognized by Bancorp shareholders to the extent they exchange Bancorp stock for Umpqua stock). In the aggregate, Bancorp shareholders will receive 65% Umpqua stock and 35% cash for their Bancorp stock. The merger will be accounted for under the purchase accounting method. Upon completion of the merger, which is expected in the fourth quarter of 2002 and is subject to regulatory and shareholder approvals, all Centennial offices will operate under the Umpqua Bank name.

Material Changes In Financial Condition

      Material changes in financial condition for the six months ended June 30, 2002 included increased cash and cash equivalents and securities available-for-sale, reduced loan totals, increased deposits, and continued earnings-driven equity growth.

      Cash and cash equivalents, including cash and due from banks and federal funds sold, increased $35.1 million to $75.4 million at June 30, 2002 as compared to $40.3 million at December 31, 2001, substantially due to the combination of decreasing loans and increasing deposits. In addition, cash and due from banks can fluctuate significantly on a daily basis due to normal loan and deposit activity, funds transfers and inter-bank clearing of cash items. Federal funds sold represents excess funds, which are sold overnight to other financial institutions, and their levels can also fluctuate significantly on a daily basis.

- 11 -

      Securities available-for-sale increased $15.4 million, or 20.2%, to $91.9 million at June 30, 2002 as compared to $76.5 million at December 31, 2001. The increase was substantially due to the investment of available funds from the reduction in loans and the increase in deposits.

      Loans and loans held for sale of $609.8 million at June 30, 2002 decreased $45.9 million, or 7.0%, as compared to $655.7 million at December 31, 2001, primarily due to weaker business activity with the middle-market and small business customers in the Pacific Northwest.

      Total deposits increased $4.9 million, or .7%, to $698.0 million at June 30, 2002 as compared to $693.1 million at December 31, 2001. The increase, centered in time certificates and savings accounts, was somewhat offset by a decrease in demand deposits. Time certificates increased primarily due to increased marketing efforts, while savings deposit totals increased primarily due to the balance fluctuations typical of certain escrow accounts.

      Remaining asset and liability category changes during the first half of 2002 were comparatively modest.

      June 30, 2002 shareholders’ equity was $100.5 million, a $1.3 million increase over December 31, 2001. The net income and unrealized gains on investment securities, which increased shareholders’ equity during the first six months of 2002, were offset, in part, by dividends declared and stock repurchases.

Material Changes In Results Of Operations

      Total interest income decreased $10.0 million, or 26.1%, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, and decreased $4.7 million, or 25.2% for the quarter ended June 30, 2002 as compared to the same period in 2001. This decrease was mainly due to reduced yields on interest-earning assets, which was compounded by slowing loan activity.

      Total interest expense decreased $7.7 million, or 52.8%, for the six months ended June 30, 2002 as compared to the six months ended June 30, 2001, and decreased $3.3 million, or 49.1%, for the three months ended June 30, 2002 as compared to the same period in 2001. This decrease was primarily due to reduced rates paid on interest-bearing liabilities, and to the decrease in Bancorp’s deposits since June 30, 2001.

      The decrease in interest earned, partially offset by the decrease in interest expense, resulted in a decrease of net interest income of $2.4 million, or 9.8%, for the six-month period ended June 30, 2002, over the comparable period in 2001, and a decrease of $1.4 million, or 11.7%, during the second quarter of 2002 as compared to the second quarter of 2001. Net interest margin decreased from 6.22% for the six-month period ended June 30, 2001 to 5.82% for the six-month period ended June 30, 2002, reflecting the re-pricing of renewed loans in a lower rate environment, and the shift in the earning asset mix to lower yielding assets.

      During the six- and three-month periods ended June 30, 2002, Bancorp charged a $3.8 million and a $975,000 loan loss provision to operations, respectively, as compared to $1.9 million and $975,000 during the same periods in 2001. The six-month 2002 amount included an added provision of $1.8 million, as a result of the current Northwest economic recession and challenging business environment, and the continued review of the loan portfolio. The allowance for loan losses as a percent of loans increased from 1.6% at December 31, 2001 to 2.0% at June 30, 2002, as the ratio of non-performing assets to total assets increased from 1.1% at December 31, 2001 to 1.6% at June 30, 2002.

      At June 30, 2002, Bancorp’s allowance for loan losses was $12.2 million, as compared to $10.5 million and $10.2 million at December 31, 2001 and June 30, 2001, respectively. Management believes that the allowance is adequate for estimated loan losses, based on management’s evaluation of the overall quality and risk characteristics of Bancorp’s loan portfolio, which is dependent upon numerous interrelated factors including present non-performing and delinquent loans, borrowers’ perceived abilities to repay, value of collateral, general and local economic conditions and historical loan loss experience. Loans are actively managed to minimize loss potential, and current expectations are that actual charge-offs will not have a material adverse effect on Bancorp’s financial condition or results of operations. The allowance is based on estimates, and actual losses may vary from those currently estimated.

- 12 -

      Noninterest income increased $329,000, or 11.2%, for the six months ended June 30, 2002 as compared to the same period in 2001. The increase during the six-month period was primarily driven by the increasing service charge income produced by Bancorp’s deposit base. Noninterest income decreased $50,000, or 3.2%, for the three months ended June 30, 2002, as compared to the same period in 2001, due to several factors, including decreases in gains on sales of loans and gains on sales of securities, offset by an increase in service charge income.

      As a result of continuing emphasis on expense control, noninterest expense for the six-month period ended June 30, 2002 decreased by $593,000, or 4.2%, as compared to the same period in 2001, and decreased $534,000, or 7.4%, during the second quarter of 2002 as compared to the second quarter of 2001.

      During the six months and three months ended June 30, 2002, the provision for income taxes was $3.0 million and $1.6 million, respectively, a decrease of $1.2 million and $381,000 over the provision during the comparable periods ended June 30, 2001. The decrease was commensurate with Bancorp’s decreased pre-tax income.

Market Risk

      Market risk is the risk of loss from adverse changes in market prices and rates. Bancorp’s primary market risk is the interest rate risk associated with its investing, lending, deposit and borrowing activities. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not materially affect or are not part of Bancorp’s normal business activities. Management actively monitors and manages Bancorp’s interest rate risk with the overall objective of achieving satisfactory and consistent profitability while maintaining interest rate sensitivity within formal policy guidelines established by the Board of Directors.

      Bancorp did not experience a material change in market risk at June 30, 2002, as Bancorp’s portfolio remained primarily liability sensitive to rate changes, which generally enhances earnings when interest rates fall but erodes earnings when interest rates rise. This sensitivity is a change from Bancorp’s asset sensitivity at June 30, 2001 because, as a result of the Federal Reserve’s rapid and substantial easing of market rates during 2001, a large amount of Centennial’s variable-rate loans are at floor rates above current market rates, causing them to react like fixed-rate loans within a positive rate-change environment.

Liquidity And Capital Resources

      Bancorp has adopted policies to maintain a relatively liquid position to enable it to respond to changes in the Bank’s needs and financial environment. Currently, Bancorp’s main sources of liquidity are customer deposits, short-term borrowings, loan repayments, sales of loans, sales and repayments of investment securities, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, are not.

      Bancorp maintains, on an unsecured basis, federal funds lines with correspondent banks as a back-up source of temporary liquidity. At June 30, 2002, Bancorp had federal funds lines totaling $49.0 million, with no borrowings outstanding. Bancorp also maintains a cash management advance line of credit with the Federal Home Loan Bank of Seattle, which allows temporary borrowings for liquidity. At June 30, 2002, Bancorp had a borrowing limit of $38.9 million with $10.0 million outstanding. In addition, Bancorp has a secured line of credit at the Federal Reserve Bank discount window, which, at June 30, 2002, had a borrowing limit of $19.6 million with no borrowings outstanding.

- 13 -

      Bancorp’s Tier 1 capital ratio and total risk-based capital ratio under the Federal Reserve Board’s (“FRB”) risk-based capital guidelines, and Bancorp’s capital-to-assets ratio under leverage ratio guidelines, were as follows.

	June 30, 2002	Minimum Guidelines

Tier 1 capital ratio	12.73%	4%
Total risk-based capital ratio	13.98%	8%
Capital-to-assets ratio	11.34%	3%

      In January 2002, Bancorp’s Board of Directors authorized the repurchase of up to an aggregate of 5% of Bancorp’s then outstanding common stock over a two-year period. The new repurchase program was adopted following the completion of the 2000 repurchase program. During the first six months of 2002, Bancorp repurchased 310,053 shares at a cost of approximately $2.4 million. During all of 2001, Bancorp repurchased 512,182 shares at a cost of approximately $3.7 million.

      On January 16, 2002, Bancorp declared a 21-for-20 (5%) stock split, payable on February 22, 2002 to shareholders of record on February 1, 2002. On March 13, 2002, Bancorp declared a cash dividend of $0.04 per share, payable on May 1, 2002 to shareholders of record on April 15, 2002. Additionally, on June 19, 2002, Bancorp declared a cash dividend of $0.04 per share, payable on August 1, 2002 to shareholders of record on July 15, 2002.

- 14 -
PART II — OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders

      Centennial Bancorp held its annual meeting of shareholders on April 24, 2002. At the meeting, Dan Giustina, Cordy H. Jensen, Brian B. Obie, Richard C. Williams and Ted R. Winnowski were reelected to the Board of Directors for one-year terms. Voting on the election of directors was as follows:

	Votes For	Votes Withheld

Dan Giustina	21,511,838	95,205
Cordy H. Jensen	21,515,874	91,169
Brian B. Obie	21,484,230	122,813
Richard C. Williams	21,064,897	542,146
Ted R. Winnowski	21,021,999	585,044

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits
	10.24*	Severance Agreement dated as of May 15, 2002 between Steven D. Rice and Centennial Bancorp
10.25*

Form of First Addendum to Severance Agreement dated June 3, 2002 between the following executive officers and Centennial Bancorp:

      Collin L. Alspach
      Jesse D. Averette
      Dennis P. Huserik
      Neal T. McLaughlin
      Loretta J. Morse
      Steven L. Philpott

	99.1	Certification signed by Ted R. Winnowski pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	99.2	Certification signed by Neal T. McLaughlin pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(b)	Reports on Form 8-K

On April 25, 2002, Bancorp filed a Form 8-K, which announced the initiation of a search for a new President and Chief Executive Officer, to succeed Ted R. Winnowski. Mr. Winnowski’s current employment agreement expires December 31, 2002.

On July 23, 2002, Bancorp filed a Form 8-K, which contained the press release announcing Centennial Bancorp and Umpqua Holdings Corporation had entered into an Agreement and Plan of Reorganization, together with their respective wholly owned banking subsidiaries, Centennial Bank and Umpqua Bank, pursuant to which Centennial Bancorp will merge with and into Umpqua Holdings Corporation, with Umpqua Holdings Corporation the surviving corporation

* Management contract or compensatory plan or arrangement.
- 15 -
SIGNATURES Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
CENTENNIAL BANCORP
Dated: August 9, 2002	/s/ Ted R. Winnowski Ted R. Winnowski President & Chief Executive Officer
Dated: August 9, 2002	/s/ Neal T. McLaughlin Neal T. McLaughlin Executive Vice President & Chief Financial Officer; Chief Accounting Officer
- 16 -