Form 10-Q
period 2002-10-30
CENTENNIAL BANCORP
filed 2002-11-13
CIK 702430

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                    FORM 10-Q

                              --------------------


(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2002

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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of latest practicable date: 24,399,614 shares as of November 10, 2002.

                               CENTENNIAL BANCORP
                                    FORM 10-Q
                               SEPTEMBER 30, 2002


                                      INDEX

PART I - FINANCIAL INFORMATION                                                                             Page
------------------------------                                                                             ----

Condensed Consolidated Balance Sheets as of September 30, 2002
     and December 31, 2001                                                                                    3

Condensed Consolidated Statements of Income for the nine months and
     three months ended September 30, 2002 and 2001                                                           4

Condensed Consolidated Statements of Changes in Shareholders' Equity for the
     nine months ended September 30, 2002 and the year ended December 31, 2001                                5

Condensed Consolidated Statements of Cash Flows for the nine months
     ended September 30, 2002 and 2001                                                                        6

Notes to Condensed Consolidated Financial Statements                                                          7

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations:
                    Overview                                                                                 12
                    Material Changes in Financial Condition                                                  12
                    Material Changes in Results of Operations                                                13
                    Liquidity and Capital Resources                                                          14

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                                     15

Item 4.       Controls and Procedures                                                                        15


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                                    16

Signatures                                                                                                   17

                               CENTENNIAL BANCORP
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                                            September 30,         December 31,
                                                                                2002                 2001
                                                                          ---------------       --------------
ASSETS
Cash and cash equivalents:
    Cash and due from banks                                               $   62,752,014        $   36,350,215
    Federal funds sold                                                        36,555,000             3,910,000
                                                                          --------------        --------------
       Total cash and cash equivalents                                        99,307,014            40,260,215

Securities available-for-sale                                                 99,116,705            76,499,705
Mortgage loans held for sale                                                  12,606,386            12,393,968
Loans, net                                                                   617,072,349           643,321,169
Federal Home Loan Bank Stock                                                   1,793,700             6,244,100
Premises and equipment, net                                                   14,842,658            15,358,894
Intangible assets, net                                                         7,457,450             7,457,450
Other assets                                                                  15,232,434            13,079,531
                                                                          --------------        --------------
                                                                          $  867,428,696        $  814,615,032
                                                                          ==============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
    Deposits:
       Noninterest-bearing demand                                         $  156,712,946        $  164,974,596
       Interest-bearing demand                                               268,303,825           257,976,599
       Savings                                                                96,677,735            62,568,237
       Time certificates                                                     223,747,243           207,600,818
                                                                          --------------        --------------
          Total deposits                                                     745,441,749           693,120,250

    Borrowings                                                                17,226,389            17,051,067
    Accrued interest and other liabilities                                     4,662,854             5,271,190
                                                                          --------------        --------------
          Total liabilities                                                  767,330,992           715,442,507

Shareholders' equity:
    Common stock, 24,352,173 and 24,876,907 shares issued and
      outstanding at September 30, 2002 and December 31,
      2001, respectively                                                      22,570,352            27,213,622
    Retained earnings                                                         76,342,662            71,920,666
    Accumulated other comprehensive income                                     1,184,690                38,237
                                                                          --------------        --------------
          Total shareholders' equity                                         100,097,704            99,172,525
                                                                          --------------        --------------
                                                                          $  867,428,696        $  814,615,032
                                                                          ==============        ==============


See accompanying notes.

                               CENTENNIAL BANCORP
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                          Three months ended                  Nine months ended
                                                             September 30,                       September 30,
                                                   -------------------------------    -------------------------------
                                                        2002              2001             2002             2001
                                                   -------------     -------------    -------------    --------------
INTEREST INCOME
   Interest and fees on loans                      $  12,277,646     $  16,193,546    $  38,416,859    $   52,500,313
   Interest on investment securities                   1,052,226         1,143,340        3,225,393         3,092,746
   Other interest income                                 212,021           351,234          388,370           630,076
                                                   -------------     -------------    -------------    --------------
     Total interest income                            13,541,893        17,688,120       42,030,622        56,223,135
INTEREST EXPENSE
   Interest on deposits                                3,136,021         5,192,301        9,712,127        18,772,687
   Interest on borrowings                                154,367           125,188          456,935         1,111,466
                                                   -------------     -------------    -------------    --------------
     Total interest expense                            3,290,388         5,317,489       10,169,062        19,884,153
                                                   -------------     -------------    -------------    --------------
NET INTEREST INCOME                                   10,251,505        12,370,631       31,861,560        36,338,982
   Loan loss provision                                 1,275,660         1,050,000        5,025,660         2,975,000
                                                   -------------     -------------    -------------    --------------
     Net interest income after loan loss provision     8,975,845        11,320,631       26,835,900        33,363,982

NONINTEREST INCOME
   Service charges                                       606,417           452,980        1,876,449         1,372,639
   Other                                                 367,426           351,254        1,328,572         1,264,436
   Net gains on sales of loans                           417,454           313,234        1,084,526           955,253
   Net gains on sales of securities                          243           290,747          379,307           764,284
                                                   -------------     -------------    -------------    --------------
     Total noninterest income                          1,391,540         1,408,215        4,668,854         4,356,612
NONINTEREST EXPENSE
   Salaries and employee benefits                      3,650,109         4,073,850       11,422,903        12,582,687
   Premises and equipment                              1,061,860         1,120,246        3,213,047         3,174,629
   Legal and professional                                230,537           483,906          846,079         1,123,172
   Business development                                  154,644           133,372          629,986           541,091
   Data Processing                                       202,374           205,930          572,355           629,782
   Amortization of intangible assets                           -           172,107                -           516,321
   Other                                               1,172,309           861,563        2,878,997         2,494,289
                                                   -------------     -------------    -------------    --------------
     Total noninterest expense                         6,471,833         7,050,974       19,563,367        21,061,971
                                                   -------------     -------------    -------------    --------------
Income before income taxes                             3,895,552         5,677,872       11,941,387        16,658,623
Provision for income taxes                             1,484,205         2,216,382        4,568,726         6,373,014
                                                   -------------     -------------    -------------    --------------

NET INCOME                                         $   2,411,347     $   3,461,490    $   7,372,661    $   10,285,609
                                                   =============     =============    =============    ==============

Earnings per share of common stock:
   Basic                                           $        0.10     $        0.14    $        0.30    $         0.41
   Diluted                                         $        0.10     $        0.13    $        0.29    $         0.40

Weighted average shares outstanding:
   Basic                                              24,473,613        25,251,814       24,687,586        25,263,690
   Diluted                                            24,993,177        25,799,295       25,202,451        25,828,903


See accompanying notes.

                               CENTENNIAL BANCORP
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                       Accumulated
                                                                                                          Other            Total
                                    Comprehensive       Number          Common          Retained      Comprehensive    Shareholders'
                                       Income          of Shares         Stock          Earnings      Income (Loss)      Equity
                                    -------------   -------------    -------------   -------------   -------------    -------------

Balances at December 31, 2000                          25,241,432    $  30,535,794   $  59,826,586   $     (179,385)  $  90,182,995

Comprehensive income:
    Net income                      $  14,206,351                                       14,206,351                       14,206,351
    Other comprehensive income:
       unrealized gains on
       investment securities, net
       of income taxes                    217,622                                                           217,622         217,622
                                    -------------
Comprehensive income                $  14,423,973
                                    =============

Stock options exercised                                   147,657          281,860                                          281,860
Tax benefit of stock options
     exercised                                                             102,783                                          102,783
Cash dividends declared
              ($.08 per share)                                                          (2,112,271)                      (2,112,271)
Repurchases of common stock                              (512,182)      (3,706,815)                                      (3,706,815)
                                                    -------------    -------------   -------------   --------------   -------------

Balances at December 31, 2001                          24,876,907       27,213,622      71,920,666           38,237      99,172,525

Comprehensive income:
    Net income                      $   7,372,661                                        7,372,661                        7,372,661
    Other comprehensive income:
         unrealized gains on
         investment securities, net
         of income taxes                1,146,453                                                         1,146,453       1,146,453
                                    -------------
Comprehensive income                $   8,519,114
                                    =============

Stock options exercised                                   129,519          557,340                                          557,340
Tax benefit of stock options
     exercised                                                             164,350                                          164,350
Cash dividends declared
     ($.12 per share)                                                                   (2,950,665)                      (2,950,665)
Repurchases of common stock                              (654,253)      (5,364,960)                                      (5,364,960)
                                                    -------------    -------------   -------------   --------------   -------------

Balances at September 30, 2002                         24,352,173    $  22,570,352   $  76,342,662   $    1,184,690   $ 100,097,704
                                                    =============    =============   =============   ==============   =============


See accompanying notes.

                               CENTENNIAL BANCORP
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                          ------------------------------------
                                                                                2002                 2001
                                                                          ---------------       --------------
Cash flows from operating activities:
    Net income                                                            $    7,372,661        $   10,285,609
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Gains on sales of mortgage loans and
         investment securities, net                                           (1,463,833)           (1,719,537)
       Dividends on Federal Home Loan Bank stock                                (281,312)             (303,294)
       Loan loss provision                                                     5,025,660             2,975,000
       Deferred income taxes                                                  (1,244,727)             (620,947)
       Depreciation and amortization                                           1,818,651             1,608,632
       Proceeds from sales of mortgage loans
         held for sale, net                                                      872,108             4,584,843
       Changes in certain assets and liabilities:
         Accrued interest and other assets                                      (826,809)              687,796
         Accrued interest and other liabilities                                 (871,050)           (3,172,937)
                                                                          ---------------       ---------------
       Net cash provided by operating activities                              10,401,349            14,325,165

Cash flows from investing activities:
    Net decrease in loans                                                     21,223,160            41,791,807
    Redemptions of Federal Home Loan Bank stock                                4,731,500                     -
    Investment securities available-for-sale:
       Purchases                                                             (49,635,938)         (109,756,951)
       Maturities/calls/principal reductions                                  11,255,380            19,574,937
       Sales                                                                  16,819,838            78,118,979
    Purchases of premises and equipment                                         (749,739)           (1,266,304)
                                                                          --------------        --------------
       Net cash provided by investing activities                               3,644,201            28,462,468

Cash flows from financing activities:
    Net increase in deposits                                                  52,321,499            28,981,234
    Net increase (decrease) in borrowings                                        175,322           (49,349,512)
    Proceeds from issuance of common stock                                       557,340               215,388
    Payment of cash dividends                                                 (2,687,952)             (688,146)
    Repurchases of common stock                                               (5,364,960)           (2,103,596)
                                                                          --------------        --------------
       Net cash provided by (used in) financing activities                    45,001,249           (22,944,632)
                                                                          --------------        ---------------

Net increase in cash and cash equivalents                                     59,046,799            19,843,001

Cash and cash equivalents at beginning of period                              40,260,215            42,963,282
                                                                          --------------        --------------
Cash and cash equivalents at end of period                                $   99,307,014        $   62,806,283
                                                                          ==============        ==============


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

2.       Securities Available-for-Sale

         Securities available-for-sale consisted of the following at September 30, 2002 and December 31, 2001:

                                                                        Gross           Gross           Estimated
                                                                     Unrealized      Unrealized           Fair
                                                 Amortized Cost         Gains          Losses             Value
                                                ---------------      -----------     -----------      ------------
           September 30, 2002:

           U.S. Government and
              Agency securities                 $     30,053,630     $   625,490      $       -      $  30,679,120
           Obligations of states and
              political subdivisions                  43,197,270         927,871         89,661         44,035,480
           Corporate bonds                             5,787,822          26,596         19,888          5,794,530
           Mortgage-backed securities                 18,164,093         443,482              -         18,607,575
                                                ----------------     -----------      ---------      -------------
           Total                                $     97,202,815     $ 2,023,439      $ 109,549      $  99,116,705
                                                ================     ===========      =========      =============



          December 31, 2001:

          U.S. Government and
             Agency securities                     $  14,750,756      $  297,849     $   13,889      $  15,034,716
          Obligations of states and
             political subdivisions                   23,241,046         144,848        246,858         23,139,036
          Corporate bonds                              5,086,140          95,116          6,066          5,175,190
          Mortgage-backed securities                  32,747,658          51,826        276,196         32,523,288
          Other                                          617,338          10,137              -            627,475
                                                   -------------      ----------     ----------      -------------
          Total                                    $  76,442,938      $  599,776     $  543,009      $  76,499,705
                                                   =============      ==========     ==========      =============

                               CENTENNIAL BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.       Loans and Allowance for Loan Losses

         Loans consisted of the following at September 30, 2002 and December 31, 2001:

                                                                               September 30,          December 31,
                                                                                   2002                   2001
                                                                              --------------         -------------

         Commercial                                                           $  237,606,877         $ 259,961,349
         Real estate - construction                                              169,986,741           212,576,779
         Real estate - mortgage                                                  203,310,889           163,524,775
         Installment                                                              10,314,471            11,187,783
         Lease financing                                                           4,665,668             4,833,024
         Other                                                                       563,923             1,743,580
                                                                              --------------         -------------
                                                                                 626,448,569           653,827,290
         Allowance for loan losses                                                (9,376,220)          (10,506,121)
                                                                              --------------         -------------
                                                                              $  617,072,349         $ 643,321,169
                                                                              ==============         ==============

         Transactions in the allowance for loan losses were as follows for the nine months ended September 30, 2002 and 2001:

                                                                                    2002                  2001
                                                                                ------------          ------------

         Balance at beginning of period                                         $ 10,506,121          $  9,150,348
         Provision charged to operations                                           5,025,660             2,975,000
         Recoveries                                                                   52,109                54,739
         Loans charged off                                                        (6,207,670)           (1,668,819)
                                                                                ------------          ------------
         Balance at end of period                                               $  9,376,220          $ 10,511,268
                                                                                ============          =============

         At September 30, 2002 and December 31, 2001, Bancorp had approximately $26,182,000 and $23,716,000, respectively, in impaired loans. The specific valuation allowance related to these loans was approximately $3,317,000 and $3,744,000 at September 30, 2002 and December 31, 2001,
         respectively.

         It is Bancorp's policy to place loans on nonaccrual status when repayment of principal and interest is in doubt. Loans placed on nonaccrual status may or may not be contractually past due at the time of such determination, and may or may not be secured by collateral. Loans on nonaccrual status at September 30, 2002 and December 31, 2001 were approximately $9,027,000 and $7,694,000, respectively.

         Loans past due 90 days or more on which Bancorp continued to accrue interest totaled approximately $81,000 at September 30, 2002 (none at December 31, 2001). Bancorp had no restructured loans at September 30, 2002 or December 31, 2001.

                               CENTENNIAL BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



4.       Borrowings

         Borrowings consisted of the following at September 30, 2002 and December 31, 2001:

                                                                               September 30,          December 31,
                                                                                    2002                  2001
                                                                               --------------        --------------

         FHLB borrowings under promissory notes                                $  10,000,000         $  10,000,000
         Securities sold under agreement to repurchase                             7,226,389             7,051,067
                                                                               -------------         -------------
                                                                               $  17,226,389         $  17,051,067
                                                                               =============         ==============

5.       Earnings per Share of Common Stock

         A reconciliation of the weighted average shares used to compute basic and diluted earnings per share of common stock is as follows for the three months and nine months ended September 30, 2002 and 2001:

                                                                                 Three Months Ended September 30,
                                                                               ------------------------------------
                                                                                   2002                   2001
                                                                               -------------         --------------

         Weighted average shares outstanding - basic                              24,473,613            25,251,814
         Additional shares from stock options                                        519,564               547,481
                                                                               -------------         --------------
         Weighted average shares outstanding - diluted                            24,993,177            25,799,295
                                                                               =============         ==============

                                                                                  Nine Months Ended September 30,
                                                                               ------------------------------------
                                                                                   2002                   2001
                                                                               -------------         --------------

         Weighted average shares outstanding - basic                              24,687,586            25,263,690
         Additional shares from stock options                                        514,865               565,213
                                                                               -------------         --------------
         Weighted average shares outstanding - diluted                            25,202,451            25,828,903
                                                                               =============         ==============

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

                               CENTENNIAL BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting obligations associated with the retirement of long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. Bancorp does not expect that adoption of SFAS No. 143 will have a material effect on its consolidated financial statements.

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

         In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies and simplifies existing accounting pronouncements related to gains and losses from the extinguishment of debt, and is effective immediately. Bancorp's adoption of SFAS No. 145 did not have a material effect on its consolidated financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. Bancorp does not expect that adoption of SFAS No. 146 will have a material effect on its consolidated financial statements.

         In October 2002, the FASB issued SFAS No. 147 "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." SFAS No. 147 was issued by the FASB in part to address the differences in reporting of acquisitions of financial institutions as covered by SFAS No. 72, SFAS No. 141, and SFAS No. 142. Bancorp early adopted this standard upon its release, which resulted in the cessation of the recognition of amortization expense related to unidentified intangible assets, retroactive to January 1, 2002. The unidentified intangible asset recorded on Bancorp's balance sheet, which was related to a branch acquisition, was previously accounted for under SFAS No. 72, which required amortization of the unidentifiable intangible assets acquired as a result of the excess of fair value of liabilities assumed over fair value of tangible and identifiable intangible assets, even after the adoption of SFAS No.
         142. Management of Bancorp believes application of SFAS No. 147 will improve the comparability of Bancorp's financial reporting to other organizations because SFAS No. 142, rather than the industry-specific guidance in SFAS No. 72, will be used to account for most financial institution acquisitions. Had SFAS No. 147 not been adopted, Bancorp would have recognized $150,660 and $476,870 in amortization expense of unidentified intangible assets for the three and nine months ended September 30, 2002, respectively. Under the transitional provisions of SFAS No. 147, Bancorp has until December 31, 2002 to perform its impairment tests related to the $7.5 million of unidentified intangible assets included in the accompanying condensed consolidated balance sheets.

                               CENTENNIAL BANCORP
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



8.        Pending Acquisition by Umpqua Holdings Corporation

          On July 23, 2002 Bancorp announced it had signed a definitive agreement to be acquired by Umpqua Holdings Corporation ("Umpqua"). The proposed transaction is structured as a tax-free reorganization (with the effect that no income will be recognized by Bancorp shareholders to the extent they exchange Bancorp stock for stock of Umpqua) and is to be accounted for as a purchase by Umpqua. The proposed transaction has received regulatory and shareholder approval and is expected to close on November 15, 2002.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


This Quarterly Report contains certain forward-looking statements, which are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Statements that expressly or implicitly predict future results, performance or events are forward-looking. In addition, the words "anticipate," "believe," "intend," "expect" and similar expressions identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those anticipated. Factors that could cause or contribute to such differences include, but are not limited to, the following: (1) the proposed merger with Umpqua Holdings Corporation will not close, or the closing will be later than anticipated; (2) general economic conditions, either nationally or regionally, that could result in increased loan losses; (3) the ability to attract new deposits and loans; (4) interest rate fluctuations; (5) competitive factors and pricing pressures; (6) potential delays or other problems in implementing Bancorp's growth and expansion strategy; (7) changes in legal and regulatory requirements; (8) changes in technology; and (9) other factors described in this and other Bancorp reports and statements, including, but not limited to, Exhibit
99.1 to Bancorp's Form 10-K for the year ended December 31, 2001, which is incorporated herein by reference. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. Bancorp does not intend to update its forward-looking statements.

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

         At September 30, 2002, Centennial operated 16 full-service and seven limited-service branches, including nine full-service and seven limited-service branches in the Portland area, four full-service branches in Eugene, and one full-service branch each in Springfield, Salem and Cottage Grove, Oregon.

         At September 30, 2002, Centennial also operated seven commercial banking centers located in full-service branches, including five in the Portland area, one in Eugene and one in Salem. In addition, Centennial also operated four mortgage offices, including two in the Portland area, and two in Eugene.

         On July 23, 2002, Bancorp announced the signing of a definitive agreement to be acquired by Umpqua Holdings Corporation ("Umpqua") in a tax-free reorganization (with the effect that no income will be recognized by Bancorp shareholders to the extent they exchange Bancorp stock for Umpqua stock). In the aggregate, it is expected that Bancorp shareholders will receive 66% Umpqua stock and 34% cash for their Bancorp stock. The merger will be accounted for under the purchase accounting method. Upon completion of the merger, all Centennial offices will operate under the Umpqua Bank name. The proposed merger has received regulatory and shareholder approval and is expected to close on November 15, 2002.

Material Changes in Financial Condition

         At September 30, 2002, total assets of $867.4 million represented a 6.5% increase from the $814.6 million total at December 31, 2001. Material changes in financial condition for the nine months ended September 30, 2002 included increased cash and cash equivalents and securities available-for-sale, reduced loan totals, reduced Federal Home Loan Bank stock, increased deposits, and continued earnings-driven equity growth.

         Cash and cash equivalents, including cash and due from banks and federal funds sold, increased $59.0 million to $99.3 million at September 30, 2002 as compared to $40.3 million at December 31, 2001, substantially due to the combination of decreasing loans and increasing deposits. In addition, cash and due from banks can fluctuate significantly on a daily basis due to normal loan and deposit activity, funds transfers and inter-bank clearing of cash items. Federal funds sold represents excess funds, which are sold overnight to other financial institutions, and their levels can also fluctuate significantly on a daily basis.

         Securities available-for-sale increased $22.6 million, or 29.6%, to $99.1 million at September 30, 2002 as compared to $76.5 million at December 31, 2001. The increase was substantially due to the investment of available funds from the reduction in loans and the increase in deposits.

         Loans and loans held for sale of $629.7 million at September 30, 2002 decreased $26.0 million, or 4.0%, as compared to $655.7 million at December 31, 2001, primarily due to weaker business activity with the middle-market and small business customers in the Pacific Northwest.

         Federal Home Loan Bank ("FHLB") stock of $1.8 million at September 30, 2002 decreased $4.5 million, or 71.2%, as compared to $6.2 million at December 31, 2001, due to a mandatory redemption of any excess investment by Bancorp in the stock of FHLB, based upon a newly created FHLB capital plan.

         Total deposits increased $52.3 million, or 7.6%, to $745.4 million at September 30, 2002 as compared to $693.1 million at December 31, 2001. The increase, centered in time certificates and savings accounts, was somewhat offset by a decrease in noninterest-bearing demand deposits. Time certificates increased primarily due to increased marketing efforts, while savings deposit totals increased primarily due to the balance fluctuations typical of certain escrow accounts.

         Remaining asset and liability category changes during the nine-month period were comparatively modest.

         September 30, 2002 shareholders' equity was $100.1 million, a $1.0 million increase over December 31, 2001. The net income and unrealized gains on investment securities, which increased shareholders' equity during the first nine months of 2002, were offset, in part, by dividends declared and stock repurchases.

Material Changes in Results of Operations

         Total interest income decreased $14.2 million, or 25.2%, for the nine months ended September 30, 2002 as compared to the nine months ended September 30, 2001, and decreased $4.1 million, or 23.4% for the quarter ended September 30, 2002 as compared to the same period in 2001. This decrease was mainly due to reduced yields on interest-earning assets, which was compounded by slowing loan activity.

         Total interest expense decreased $9.7 million (or 48.9%) for the nine months and $2.0 million (or 38.1%) for the quarter ended September 30, 2002 as compared to the same periods in 2001. This decrease was primarily due to reduced rates paid on interest-bearing liabilities since September 30, 2001.

         The decrease in interest earned, partially offset by the decrease in interest expense, resulted in a decrease of net interest income of $4.5 million, or 12.3%, for the nine-month period ended September 30, 2002, over the comparable period in 2001, and a decrease of $2.1 million, or 17.1%, during the third quarter of 2002 as compared to the third quarter of 2001. Net interest margin decreased from 6.26% for the nine-month period ended September 30, 2001 to 5.65% for the nine-month period ended September 30, 2002, reflecting the re-pricing of renewed loans in a lower rate environment, and the shift in the earning asset mix to lower yielding assets.

         During the nine- and three-month periods ended September 30, 2002, Bancorp charged a $5.0 million and a $1.3 loan loss provision to operations, respectively, as compared to $3.0 million and $1.0 million during the same periods in 2001. The nine-month 2002 amount included an added provision of $1.8 million, as a result of the current Northwest economic recession and challenging business environment, and the continued review of the loan portfolio. Based on that continued review of the loan portfolio, and management's attention to resolving, writing off and otherwise disposing of problem credits, $4.1 million of non-performing loans were written off during the three-month period ended September 30, 2002.

         At September 30, 2002, Bancorp's allowance for loan losses was $9.4 million, as compared to $10.5 million at December 31, 2001 and September 30, 2001. Management believes that the allowance is adequate for estimated loan losses, based on management's evaluation of the overall quality and risk characteristics of Bancorp's loan portfolio, which is dependent upon numerous interrelated factors including present non-performing and delinquent loans, borrowers' perceived abilities to repay, value of collateral, general and local economic conditions and historical loan loss experience. Loans are actively managed to minimize loss potential, and current expectations are that actual charge-offs will not have a material adverse effect on Bancorp's financial condition or results of operations. The allowance is based on estimates, and actual losses may vary from those currently estimated.

         Noninterest income increased $312,000, or 7.2%, for the nine months ended September 30, 2002 as compared to the same period in 2001. The increase during the nine-month period was primarily driven by the increasing service charge income produced by Bancorp's deposit base. Noninterest income decreased $17,000, or 1.2%, for the three months ended September 30, 2002, as compared to the same period in 2001, due primarily to a decrease in gains on sales of securities, offset by an increase in service charge income and gains on sales of loans.

         As a result of continuing emphasis on expense control, noninterest expense for the nine-month period ended September 30, 2002 decreased by $1.5 million, or 7.1%, as compared to the same period in 2001, and decreased $579,000, or 8.2%, during the third quarter of 2002 as compared to the third quarter of 2001.

          During the nine months and three months ended September 30, 2002, the provision for income taxes was $4.6 million and $1.5 million, respectively, a decrease of $1.8 million and $732,000 compared to the provision during the respective periods ended September 30, 2001. The decrease was commensurate with Bancorp's decreased pre-tax income.

Liquidity and Capital Resources

         Centennial has adopted policies to maintain a relatively liquid position to enable it to respond to changes in its needs and financial environment. Currently, Centennial's main sources of liquidity are customer deposits, borrowings, loan repayments, sales of loans, sales and repayments of investment securities, and net cash provided by operating activities. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments, which are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors, are not.

         Bancorp maintains, on an unsecured basis, federal funds lines with correspondent banks as a back-up source of temporary liquidity. At September 30, 2002, Bancorp had federal funds lines totaling $50.0 million with no borrowings outstanding. Bancorp also maintains a cash management advance line of credit with the Federal Home Loan Bank of Seattle, which allows temporary borrowings for liquidity. At September 30, 2002, Bancorp had a borrowing limit of $38.9 million with $10.0 million outstanding. In addition, Bancorp has a secured line of credit at the Federal Reserve Bank discount window, which, as of September 30, 2002, was unused and had a borrowing limit of $19.8 million.

         Bancorp's Tier 1 capital ratio and total risk-based capital ratio under the Federal Reserve Board's ("FRB") risk-based capital guidelines, and Bancorp's capital-to-assets ratio under leverage ratio guidelines, were as follows.

                                                                   September 30,               Minimum
                                                                       2002                  Guidelines
                                                                   -------------             ----------

          Tier 1 capital ratio                                         12.11%                   4%
          Total risk-based capital ratio                               13.35%                   8%
          Capital-to-assets ratio                                      11.06%                   3%

         In January 2002, Bancorp's Board of Directors authorized the repurchase of up to an aggregate of 5% of Bancorp's then outstanding common stock over a two-year period. The new repurchase program was adopted following the completion of the 2000 repurchase program. During the first nine months of 2002, Bancorp repurchased 654,253 shares at a cost of approximately $5.4 million. During all of 2001, Bancorp repurchased 512,182 shares at a cost of approximately $3.7 million.

         On January 16, 2002, Bancorp declared a 21-for-20 (5%) stock split, payable on February 22, 2002 to shareholders of record on February 1, 2002. On March 13, 2002, Bancorp declared a cash dividend of $0.04 per share, payable on May 1, 2002 to shareholders of record on April 15, 2002. Additionally, on June 19, 2002, Bancorp declared a cash dividend of $0.04 per share, payable on August 1, 2002 to shareholders of record on July 15, 2002, and on September 18, 2002, Bancorp declared a cash dividend of $0.04 per share, payable on November 1, 2002 to shareholders of record on October 15, 2002.



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

         Bancorp did not experience a material change in market risk at September 30, 2002, as Bancorp's portfolio remained primarily liability sensitive to rate changes, which generally enhances earnings when interest rates fall but erodes earnings when interest rates rise. This sensitivity is a change from Bancorp's asset sensitivity at September 30, 2001 because, as a result of the Federal Reserve's rapid and substantial easing of market rates during 2001 and 2002, a large amount of Centennial's variable-rate loans are at floor rates above current market rates, causing them to react like fixed-rate loans within a positive rate-change environment.



ITEM 4.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

      Bancorp's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of Bancorp's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, Bancorp's Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, Bancorp's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to Bancorp required to be included in its reports filed or submitted under the Securities Exchange Act of 1934, as amended.

Changes in Internal Controls

      Since the Evaluation Date, there have not been any significant changes in Bancorp's internal controls or in other factors that could significantly affect such controls.

                           PART II - OTHER INFORMATION



Item 6.       Exhibits and Reports on Form 8-K.

              (a)     Exhibits

                      10.26* Amendment, dated September 23, 2002, between Centennial Bank and Ted R. Winnowski, to the Employment Agreement, dated July 29, 1997, between Centennial Bank and Mr. Winnowski

                      99.1 Certification signed by Ted R. Winnowski pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                               Section 906 of the Sarbanes-Oxley Act of 2002

                      99.2 Certification signed by Neal T. McLaughlin pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                      99.3 Certification signed by Ted R. Winnowski pursuant to 15 U.S.C. Section 7241 as adopted pursuant to
                               Section 302 of the Sarbanes-Oxley Act of 2002

                      99.4 Certification signed by Neal T. McLaughlin pursuant to 15 U.S.C. Section 7241 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                      * Management contract or compensatory plan or arrangement.

              (b)     Reports on Form 8-K

                      On July 23, 2002, Bancorp filed a Form 8-K, which contained the press release announcing that Centennial Bancorp and Umpqua Holdings Corporation had entered into an Agreement and Plan of Reorganization, together with their respective wholly owned banking subsidiaries, Centennial Bank and Umpqua Bank, pursuant to which Centennial Bancorp will merge with and into Umpqua Holdings Corporation, with Umpqua Holdings Corporation being the surviving corporation.

                      On November 8, 2002, Bancorp filed a Form 8-K, which contained the press release announcing that Umpqua Holdings Corporation and Bancorp received shareholder approval of the Agreement and Plan of Reorganization pursuant to which Centennial Bancorp will merge with and into Umpqua Holdings Corporation, with Umpqua Holdings Corporation being the surviving corporation

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               CENTENNIAL BANCORP





Dated:  November 13, 2002       /s/ Ted R. Winnowski
                                ------------------------------------------------
                                Ted R. Winnowski
                                President & Chief Executive Officer





Dated:  November 13, 2002       /s/ Neal T. McLaughlin
                                ------------------------------------------------
                                Neal T. McLaughlin
                                Executive Vice President & Chief Financial
                                Officer; Chief Accounting Officer